Form 10QSB
period 1995-03-31
KENT FINANCIAL SERVICES INC
filed 1995-05-10
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 1-7986


                         Kent Financial Services, Inc.
       (Exact name of small business issuer as specified in its charter)


Delaware                                  75-1695953
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
                    (Address of principal executive offices)


                                 (908) 234-0078
                          (Issuer's telephone number)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1995, the issuer had 1,064,682 shares of its common stock, par value $.10 per share, outstanding.

           Transitional Small Business Disclosure Format (check one).
                                 Yes _____      No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                        March 31,
                                                          1995
                                                        ---------

Cash and cash equivalents ............................. $ 3,242
U.S. Treasury securities, at cost,
  which approximates market ...........................   1,354
Marketable securities .................................   6,572
Net receivable from clearing agent ....................   1,147
Property and equipment:
   Land and building ..................................   1,440
   Leasehold improvements .............................     228
   Office furniture and equipment .....................     417
                                                        -------
                                                          2,085
   Accumulated depreciation ...........................(    511)
                                                        -------
   Net property and equipment .........................   1,574
                                                        -------
Other assets ..........................................     417
                                                        -------
       Total assets ................................... $14,306
                                                        =======


                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                                   March 31,
                                                                     1995
                                                                   ---------
Liabilities:
  Accounts payable ...............................................  $   117
  Accrued expenses ...............................................    1,458
  Long-term debt .................................................      603
  Accrual for discontinued operations ............................      562
                                                                    -------
      Total liabilities ..........................................    2,740
                                                                    -------

Stockholders' equity:
  Preferred stock without par value, 500,000
    shares authorized; none issued ...............................        -
  Common stock, $.10 par value, 4,000,000
    shares authorized; 1,070,728 issued
    and outstanding ..............................................      107
  Additional paid-in capital .....................................   15,607
  Accumulated deficit ............................................ (  4,148)
                                                                    -------
      Total stockholders' equity .................................   11,566
                                                                    -------
      Total liabilities and stockholders' equity .................  $14,306
                                                                    =======




                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($000 Omitted, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1995        1994
                                                            ------      ------
Revenues:
  Brokerage commissions and fees .........................  $  956      $1,162
  Net broker-dealer inventory gains ......................   1,134       1,304
  Net investing gains ....................................     645         338
  Interest, dividends and other ..........................     273         187
                                                            ------      ------
 .........................................................   3,008       2,991
                                                            ------      ------

Expenses:
   Brokerage .............................................   1,432       1,574
   General, administrative and other .....................   1,004       1,048
   Interest ..............................................      80          24
                                                            ------      ------
                                                             2,516       2,646
                                                            ------      ------

Earnings before income taxes .............................     492         345
Provision for income taxes ...............................      73          34
                                                            ------      ------
Net earnings .............................................  $  419      $  311
                                                            ======      ======

Net earnings per common share ............................  $  .39      $  .28
                                                            ======      ======

Weighted average number of common
  shares outstanding (in 000's) ..........................   1,076       1,104
                                                            ======      ======


                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1995       1994
                                                            -------    -------
Cash flows from operating activities:
  Net earnings ............................................  $  419    $  311
  Adjustments:
    Depreciation and amortization .........................      41        31
    Unrealized gains on marketable
      securities .......................................... (   232)  (    92)
    Change in marketable securities
      and U.S. Treasury securities ........................      85   ( 1,052)
    Change in net receivable from
      clearing agent ...................................... (   868)      677
    Change in interest receivable .........................      14   (    10)
    Change in accounts payable and
      accrued expenses ....................................      58   (    43)
    Change in accrued income taxes ........................      68        30
    Other, net ............................................      58        79
                                                             ------    ------
    Net cash used in operating
      activities .......................................... (   357)  (    69)
                                                             ------    ------
Cash flows from investing activities:
  Additional investment in former
   majority-owned subsidiary ..............................       -   (    46)
  Purchase of fixed assets ................................ (    23)  (     4)
                                                             ------    ------
    Net cash used in investing
      activities .......................................... (    23)  (    50)
                                                             ------    ------
Cash flows from financing activities:
  Purchase of common stock ................................ (    12)        -
  Payments on debt ........................................ (   151)  (     6)
  Redemption of debentures ................................ (     6)  (     4)
                                                             ------    ------
    Net cash used in financing
      activities .......................................... (   169)  (    10)
                                                             ------    ------
Net decrease in cash and cash
 equivalents .............................................. (   549)  (   129)
Cash and cash equivalents at
 beginning of period ......................................   3,791     7,824
                                                             ------    ------
Cash and cash equivalents at end of
 period ...................................................  $3,242    $7,695
                                                             ======    ======

                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994

                                  (Unaudited)



1. FINANCIAL CONDITION AND OPERATING RESULTS

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

     Certain reclassifications have been made in the 1994 financial statements to conform to the current presentation. Such reclassifications had no effect on stockholders' equity or the results of operations.

2. BUSINESS

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary, and the management of Asset Value Fund Limited Partnership, an investment partnership. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., the Pacific Stock Exchange, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer under a clearing agreement.

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain a minimum net capital, as defined, of $172,000. At March 31, 1995, Winston had net capital, as defined, of approximately $799,000 which was $627,000 in excess of the required minimum.

3. MARKETABLE SECURITIES

     The following is a summary of marketable securities owned at March 31, 1995 (in $000):

                                                             Marketable
                                                             Securities
                                                             ----------

                 Marketable equity
                   securities ...............................  $6,432
                 Mutual funds ...............................     140
                                                               ------
                 Aggregate market ...........................  $6,572
                                                               ======

                 Aggregate cost .............................  $6,761
                 Gross unrealized loss ......................  $  493
                 Gross unrealized gain ......................  $  304

4.   INCOME TAXES

     An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994, which was enclosed with a thirty-day letter dated January 13, 1994, the IRS has proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The accrued interest to date on these proposed amounts would be approximately $5.2 million. The proposed deficiencies, penalties and accrued interest would eliminate the utilization of net operating loss and capital loss carryforwards by the Company in 1995 and 1994. The Company has retained tax counsel and intends to continue to vigorously contest the proposed adjustments. The Company filed a written protest of the IRS examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case back to the Examining Agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office. The Company believes that the ultimate resolution of the issues involved in the audit will likely result in a substantial reduction or, possibly, an elimination of the tax deficiencies, penalties and interest at issue in the audit. The Company is unable to estimate the reduction of the tax deficiencies, penalties, and interest and the actual loss resulting from the examination, if any.

5.   NET EARNINGS PER COMMON SHARE

     Net earnings per common share is based on the weighted average number of shares outstanding adjusted for the assumed conversion of shares issuable upon exercise of stock options where appropriate.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $3.2 million, U.S. Treasury securities with an original maturity of over ninety days of $1.4 million, and marketable securities (at fair value) of $6.6 million at March 31, 1995. Net cash used in operations in the first quarter of 1995 was approximately $357,000, compared to $69,000 in the first quarter of 1994. The decrease in cash flow from operations resulted principally from changes in the balances of marketable securities, U.S. Treasury securities and the net receivable from the Company's clearing broker-dealer. Net cash used in financing activities of $169,000 in the first quarter of 1995 was comprised of a $146,000 payment, reducing the mortgage loan collateralized by the Company's headquarters facility pursuant to a mortgage refinancing in February 1994.

     The overall level of cash and cash equivalents decreased from $7.7 million at March 31, 1994, to $3.2 million at March 31, 1995. This decrease was principally due to the purchase of U.S. Treasury securities with maturities greater than ninety days of $1.4 million and the effect of the distribution of American Metals Service, Inc. ("AMTS"), common stock to the stockholders of the Company of $1.8 million. AMTS was formerly a majority-owned subsidiary of the Company. The balance sheet, results of operations, and net cash flows of AMTS had been included in the consolidated financial statements of the Company until December 15, 1994, the date of the distribution. The Company believes that its liquidity is sufficient for future operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company had net income in the first quarter of 1995 of $419,000, or $.39 per share, as compared to net income of $311,000, or $.28 per share in the first quarter of 1994.

     Total brokerage income was $2.1 million in the first quarter of 1995, a decrease of $.4 million, or 15.2%, from $2.5 million in the comparable period of 1994. Brokerage expenses (including all fixed and variable expenses) decreased by $.1 million, or 9.0%, from $1.5 million in the first quarter of 1994 to $1.4 million in the first quarter of 1995. The net brokerage income of $.7 million in 1995 represented a decrease of $.2 million, or 26.2%, from the $.9 million recorded in the first quarter of 1994.

     Net investing gains were $.6 million in the first quarter of 1995 compared to $.3 million in the first quarter of 1994. In 1995, realized gains accounted for $.4 million of net investing gains while unrealized gains were $.2 million. The increase in net investing gains from the first quarter of 1994 to the comparable 1995 period reflected general market conditions and variations in investment portfolio composition.

     Interest, dividend and other income was $.3 million in the first quarter of 1995, an increase of $.1 million from the $.2 million recorded in the comparable period in 1994. This increase was the result of higher yields on the Company's cash, cash equivalents, and U.S. Treasury securities.

     General and administrative expenses of $1.0 million in the first quarter of 1995 were consistent with first quarter 1994 levels. The decrease of $44,000 during the quarter ended March 31, 1995 from the comparable period in 1994 was the direct result of reductions in personnel expenses.

     Interest expense increased by approximately $60,000 during the first quarter of 1995 compared to the same period of fiscal 1994. The increase was due to an increase in prevailing interest rates on the average balance outstanding to the Company's clearing broker supporting higher average levels of investments in marketable securities in 1995.

     The provision for income taxes of $73,000 was composed of a provision for federal alternative minimum tax and state income taxes. While the Company is in a net operating loss and capital loss carryforward position for federal income tax purposes, the IRS has proposed adjustments to the Company's consolidated federal income tax returns for the years 1988 through 1991 that could result in the elimination of the utilization of these carryforwards in 1995 and 1994. See
Note 4 of Notes to Consolidated Financial Statements for additional information.

PART II - OTHER INFORMATION

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KENT FINANCIAL SERVICES, INC.




Dated:  May 10, 1995                      By:   /s/ Mark L. Koscinski
                                          -----------------------------
                                          Mark L. Koscinski
                                          Vice President and
                                          Chief Accounting Officer