Form 10QSB
period 1995-06-30
KENT FINANCIAL SERVICES INC
filed 1995-08-14
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1995

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1995, the issuer had 1,064,510 shares of its common stock, par value $.10 per share, outstanding.

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

                                                         June 30,
                                                          1995
                                                        ---------

Cash and cash equivalents ............................. $ 5,910
U.S. Treasury securities, at cost,
  which approximates market ...........................     386
Marketable securities .................................   5,067
Net receivable from clearing agent ....................   1,752
Property and equipment:
   Land and building ..................................   1,440
   Leasehold improvements .............................     228
   Office furniture and equipment .....................     418
                                                        -------
                                                          2,086
   Accumulated depreciation ...........................(    553)
                                                        -------
   Net property and equipment .........................   1,533
                                                        -------
Other assets ..........................................     400
                                                        -------
       Total assets ................................... $15,048
                                                        =======


                See accompanying notes to consolidated financial
                                  statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                                    June 30,
                                                                     1995
                                                                   ---------
Liabilities:
  Accounts payable ...............................................  $    94
  Accrued expenses ...............................................    1,727
  Long-term debt .................................................      595
  Accrual for discontinued operations ............................      557
                                                                    -------
      Total liabilities ..........................................    2,973
                                                                    -------

Stockholders' equity:
  Preferred stock without par value, 500,000
    shares authorized; none issued ...............................        -
  Common stock, $.10 par value, 4,000,000
    shares authorized; 1,064,510 issued
    and outstanding ..............................................      106
  Additional paid-in capital .....................................   15,584
  Accumulated deficit ............................................ (  3,615)
                                                                    -------
      Total stockholders' equity .................................   12,075
                                                                    -------
      Total liabilities and stockholders' equity .................  $15,048
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($000 Omitted, except per share data)

                                                            Three Months Ended
                                                                  June 30,
                                                            ------------------
                                                             1995        1994
                                                            ------      ------
Revenues:
  Brokerage commissions and fees .........................  $  964      $  848
  Net broker-dealer inventory gains ......................   1,226         921
  Net investing gains (losses)............................     744     (   286)
  Interest, dividends and other ..........................     306         237
                                                            ------      ------
                                                             3,240       1,720
                                                            ------      ------

Expenses:
   Brokerage .............................................   1,440       1,248
   General, administrative and other .....................   1,114         965
   Interest ..............................................      92          37
                                                            ------      ------
                                                             2,646       2,250
                                                            ------      ------

Earnings (loss) before income taxes ......................     594     (   530)
Provision (credit) for income taxes ......................      61     (    37)
                                                            ------      ------
Net earnings (loss).......................................  $  533     ($  493)
                                                            ======      ======

Net earning (loss) per common share ......................  $  .50     ($  .45)
                                                            ======      ======

Weighted average number of common
  shares outstanding (in 000's) ..........................   1,065       1,102
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($000 Omitted, except per share data)

                                                             Six Months Ended
                                                                  June 30,
                                                            ------------------
                                                             1995        1994
                                                            ------      ------
Revenues:
  Brokerage commissions and fees .........................  $1,920      $2,010
  Net broker-dealer inventory gains ......................   2,360       2,225
  Net investing gains ....................................   1,389          52
  Interest, dividends and other ..........................     579         424
                                                            ------      ------
                                                             6,248       4,711
                                                            ------      ------

Expenses:
   Brokerage .............................................   2,872       2,822
   General, administrative and other .....................   2,118       2,013
   Interest ..............................................     172          61
                                                            ------      ------
                                                             5,162       4,896
                                                            ------      ------

Earnings (loss) before income taxes ......................   1,086     (   185)
Provision (credit) for income taxes ......................     134     (     3)
                                                            ------      ------
Net earnings (loss).......................................  $  952     ($  182)
                                                            ======      ======

Net earnings (loss) per common share .....................  $  .89     ($  .17)
                                                            ======      ======

Weighted average number of common
  shares outstanding (in 000's) ..........................   1,070       1,102
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                             Six Months Ended
                                                                  June 30,
                                                            ------------------
                                                             1995       1994
                                                            -------    -------
Cash flows from operating activities:
  Net earnings (loss)......................................  $  952   ($  182)
  Adjustments:
    Depreciation and amortization .........................      82        75
    Unrealized losses (gains) on marketable
      securities .......................................... (   233)       93
    Change in marketable securities
      and U.S. Treasury securities ........................   2,558   (   910)
    Change in net receivable from
      clearing agent ...................................... ( 1,494)      153
    Change in interest receivable .........................      24   (    12)
    Change in accounts payable and
      accrued expenses ....................................     335   (   207)
    Change in accrued income taxes ........................      84   (    32)
    Other, net ............................................     117       148
                                                             ------    ------
    Net cash provided by (used in) operating
      activities ..........................................   2,425   (   874)
                                                             ------    ------
Cash flows from investing activities:
  Additional investment in former
   majority-owned subsidiary ..............................       -   (    46)
  Purchase of equipment ................................... (    23)  (    16)
  Other, net .............................................. (    54)        -
                                                             ------    ------
    Net cash used in investing
      activities .......................................... (    77)  (    62)
                                                             ------    ------
Cash flows from financing activities:
  Purchase of common stock ................................ (    52)  (     1)
  Payments on debt ........................................ (   159)  (     8)
  Redemption of debentures ................................ (    18)  (    33)
                                                             ------    ------
    Net cash used in financing
      activities .......................................... (   229)  (    42)
                                                             ------    ------
Net increase (decrease) in cash and cash
 equivalents ..............................................   2,119   (   978)
Cash and cash equivalents at
 beginning of period ......................................   3,791     7,824
                                                             ------    ------
Cash and cash equivalents at end of
 period ...................................................  $5,910    $6,846
                                                             ======    ======

                See accompanying notes to consolidated financial
                                  statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1994

                                  (Unaudited)


1.       Financial Condition and Operating Results
         -----------------------------------------

         The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

         The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year or for any other period.

     Certain reclassifications have been made in the 1994 consolidated financial statements to conform to the current presentation. Such reclassifications had no effect on stockholders' equity or the results of operations.

2.       Business
         --------

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

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain a minimum net capital, as defined, of $190,000. At June 30, 1995, Winston had net capital, as defined, of $1,060,688, which was $870,688 in excess of the required minimum.

3.   Marketable Securities
     ---------------------

     The following is a summary of marketable securities owned at June 30, 1995 (in $000):







              Marketable equity
                securities ...............................  $4,915
              Mutual funds ...............................     152
                                                            ------
              Aggregate market ...........................  $5,067
                                                            ======

              Aggregate cost .............................  $5,255
              Gross unrealized loss ......................  $  353
              Gross unrealized gain ......................  $  165


4.   Income Taxes
     ------------

     An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994, which was enclosed with a thirty-day letter dated January 13, 1994, the IRS has proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The accrued interest to date on these proposed amounts would be approximately $5.7 million. The proposed deficiencies, penalties and accrued interest would eliminate the utilization of net operating loss and capital loss carryforwards by the Company in 1995 and 1994. The Company has retained tax counsel and intends to continue to vigorously contest the proposed adjustments. The Company filed a written protest of the IRS examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case back to the Examining Agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office. The Company believes that the ultimate resolution of the issues involved in the audit will likely result in a substantial reduction or, possibly, an elimination of the tax deficiencies, penalties and interest at issue in the audit. The Company is unable to estimate the reduction of the tax deficiencies, penalties, and interest and the actual loss resulting from the examination, if any.

5.   Net Earnings Per Common Share
     -----------------------------

     Net earnings per common share is based on the weighted average number of shares outstanding adjusted for the assumed conversion of shares issuable upon exercise of stock options where appropriate.

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $5.9 million, U.S. Treasury securities with an original maturity of over ninety days of $.4 million, and marketable securities (at fair value) of $5.1 million at June 30, 1995. Net cash provided by operations for the six months ended June 30, 1995 was approximately $2.4 million, compared to net cash used in operations of $.9 million for the six months ended June 30, 1994. Cash flow from operations increased principally from the results of operations and the net changes in the balances of marketable securities, U.S. Treasury securities and the net receivable from the Company's clearing broker-dealer. Net cash used in financing activities of $.2 million for the six months ended June 30, 1995 was principally comprised of a $146,000 payment reducing the mortgage loan collateralized by the Company's headquarters facility pursuant to a mortgage refinancing in February 1994.

     The overall level of cash and cash equivalents decreased from $6.8 million at June 30, 1994, to $5.9 million at June 30, 1995. This decrease was principally due to the purchase of U.S. Treasury securities with maturities greater than ninety days of $.4 million and the effect of the distribution of American Metals Service, Inc. ("AMTS") common stock to the stockholders of the Company of $1.8 million. AMTS was formerly a majority-owned subsidiary of the Company. The balance sheet, results of operations, and net cash flows of AMTS had been included in the consolidated financial statements of the Company until December 15, 1994, the date of the distribution. The Company believes that its liquidity is sufficient for future operations.

Material Changes in Results of Operations
-----------------------------------------

     The Company had net income of $533,000, or $.50 per share, for the three months ended June 30, 1995 compared to a net loss of $493,000, or $.45 per share, for the comparable period in 1994. For the six months ended June 30, 1995, net income was $952,000, or $.89 per share, compared to a net loss of $182,000, or $.17 per share, for the comparable period in the prior year.

     Net investing gains were $.7 million and $1.4 million for the three and six months ended June 30, 1995, respectively, compared to net investing losses of $.3 million and net investing gains of $52,000 for the comparable periods in 1994. For the six months ended June 30, 1995, realized gains accounted for $1.2 million of net investing gains while unrealized gains were $.2 million. The increase in net investing gains from the three and six months ended June 30, 1994 to the comparable periods in 1995 reflected general market conditions and variations in investment portfolio composition.

     Interest, dividend and other income was $.3 million and $.6 million for the three and six months ended June 30, 1995, respectively, compared to $.2 million and $.4 million for the comparable periods in the prior year. The overall rise for each of the respective periods was the result of higher yields on the Company's cash, cash equivalents and U.S. Treasury securities.

     General and administrative expenses were $1.1 million and $2.1 million for the three and six months ended June 30, 1995, respectively, compared to $1.0 million and $2.0 million for the comparable three and six month periods in 1994. The $.1 million increase for each of the periods in 1995 was the direct result of increased administrative costs related to the operations of T. R. Winston & Co., Inc.'s New York office.

     Interest expense increased during the three and six month periods in 1995 from the comparable periods in 1994 by approximately $55,000 and $111,000, respectively. The increases were due to higher prevailing interest rates on the average balance outstanding to the Company's clearing broker.

     The provision for income taxes of $61,000 and $134,000 for the three and six months ended June 30, 1995 is composed of a provision for federal alternative minimum tax and state income taxes. While the Company is in a net operating loss and capital loss carryforward position for federal income tax purposes, the IRS has proposed adjustments to the Company's consolidated federal income tax returns for the years 1988 through 1991 that could result in the elimination of the utilization of these carryforwards in 1995 and 1994. See Note 4 of Notes to Consolidated Financial Statements for additional information.

PART II - OTHER INFORMATION

Item 6. -   Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)      Exhibits
         --------

         27.      Financial Data Schedule for the six months ended June
                  30, 1995.


(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KENT FINANCIAL SERVICES, INC.




Dated:  August 11, 1995                By:   /s/ Mark L. Koscinski
                                          -----------------------------
                                          Mark L. Koscinski
                                          Vice President and
                                          Chief Accounting Officer