Form 10QSB
period 1995-09-30
KENT FINANCIAL SERVICES INC
filed 1995-11-13
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 1995

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1995, the issuer had 1,053,126 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes _____ No X

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  (UNAUDITED)

                                 ($000 Omitted)


                                                           September 30,
                                                               1995
                                                           _____________
      Cash and cash equivalents                              $  6,060
      Marketable securities                                     6,970
      Receivable from clearing agent                            1,647
      Property and equipment:
          Land and building                                     1,440
          Leasehold improvements                                  228
          Office furniture and equipment                          418
                                                              -------
                                                                2,086
          Accumulated depreciation                           (    601)
                                                              -------
          Net property and equipment                            1,485
                                                              -------
      Other assets                                                326
                                                              -------
           Total assets                                      $ 16,488
                                                              =======


                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                 ($000 Omitted)



                                                               September 30,
                                                                   1995
                                                               _____________

    Liabilities:
        Securities sold, but not yet purchased                   $    193
        Accounts payable                                              141
        Accrued expenses                                            2,117
        Long-term debt                                                587
        Accrual for discontinued operations                           512
                                                                  -------
              Total liabilities                                     3,550
                                                                  -------
    Stockholders' equity:
        Preferred stock without par value, 500,000
          shares authorized; none issued                                -
        Common stock, $.10 par value, 4,000,000
          shares authorized; 1,059,510 issued
          and outstanding                                             106
        Additional paid-in capital                                 15,556
        Accumulated deficit                                      (  2,724)
                                                                  -------
              Total stockholders' equity                           12,938
                                                                  -------
              Total liabilities and stockholders' equity         $ 16,488
                                                                 ========




                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     ($000 Omitted, except per share data)

                                                          Three Months Ended
                                                              September 30,
                                                          ------------------
                                                           1995        1994
                                                          ------      ------
    Revenues:
      Brokerage commissions and fees                      $1,176     $   929
      Net broker-dealer inventory gains                    1,252         910
      Net investing gains                                  1,146          62
      Interest, dividends and other                          353         243
                                                          ------      ------
                                                           3,927       2,144
                                                          ------      ------

    Expenses:
      Brokerage                                            1,629       1,331
      General, administrative and other                    1,139         927
      Interest                                               100          51
                                                          ------      ------
                                                           2,868       2,309
                                                          ------      ------
    Earnings (loss) before income taxes                    1,059     (   165)
    Provision (credit) for income taxes                      168     (    15)
                                                          ------      ------
    Net earnings (loss)                                   $  891     ($  150)
                                                          ======      ======

    Net earnings (loss) per share                         $  .84     ($  .14)
                                                          ======      ======

    Weighted average shares outstanding
     (in 000's)                                            1,061       1,087
                                                          ======      ======




                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     ($000 Omitted, except per share data)


                                                          Nine Months Ended
                                                             September 30,
                                                          ------------------
                                                           1995        1994
                                                          ------      ------
    Revenues:
      Brokerage commissions and fees                      $ 3,096    $ 2,939
      Net broker-dealer inventory gains                     3,612      3,135
      Net investing gains                                   2,535        114
      Interest, dividends and other                           932        667
                                                          -------     ------
                                                           10,175      6,855
                                                          -------     ------

    Expenses:
      Brokerage                                             4,501      4,153
      General, administrative and other                     3,257      2,940
      Interest                                                272        112
                                                          -------     ------
                                                            8,030      7,205
                                                          -------     ------
    Earnings (loss) before income taxes                     2,145    (   350)
    Provision (credit) for income taxes                       302    (    18)
                                                          -------     ------
    Net earnings (loss)                                   $ 1,843    ($  332)
                                                          =======     ======

    Net earnings (loss) per share                         $  1.73    ($  .31)
                                                          =======     ======

    Weighted average shares outstanding
     (in 000's)                                             1,067      1,089
                                                          =======     ======


                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 ($000 Omitted)

                                                    Nine Months Ended
                                                      September 30,
                                                  ---------------------
                                                   1995            1994
                                                  ------          ------

Cash flows from operating activities:
  Net earnings (loss)                            $ 1,843         ($  332)
  Adjustments:
     Depreciation and amortization                   132             130
     Unrealized losses (gains) on
       marketable securities                     ( 1,220)            158
     Change in marketable securities
       and U.S. Treasury securities                2,221         ( 3,477)
     Change in net receivable from
       clearing agent                            ( 1,392)          1,184
     Change in interest receivable                    40         (    22)
     Change in accounts payable and
       accrued expenses                              623         (   198)
     Change in accrued income taxes                  251         (    47)
     Other, net                                       98         (    16)
                                                  ------          ------
     Net cash provided by (used in)
       operating activities                        2,596         ( 2,620)
                                                  ------          ------
Cash flows from investing activities:
  Additional investment in former
     majority-owned subsidiary                         -         (    46)
  Purchase of equipment                          (    23)        (    28)
  Other, net                                     (    39)              -
                                                  ------          ------
     Net cash used in investing
       activities                                (    62)        (    74)
                                                  ------          ------

Cash flows from financing activities:
  Purchase of common stock                       (    81)        (    21)
  Payments on debt                               (   166)        (    13)
  Other, net                                     (    18)        (    34)
                                                  ------          ------
     Net cash used in financing
       activities                                (   265)        (    68)
                                                  ------          ------
Net increase (decrease) in cash and
  cash equivalents                                 2,269         ( 2,762)
Cash and cash equivalents at begin-
  ning of period                                   3,791           7,824
                                                  ------          ------
Cash and cash equivalents at end of
  period                                          $6,060          $5,062
                                                  ======          ======


                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


1. FINANCIAL CONDITION AND OPERATING RESULTS

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1995 and for the three and nine-month periods ended September 30, 1995 and 1994 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

     The results of operations for the three and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain a minimum net capital, as defined, of $182,000. Net capital and the related net capital ratio fluctuate on a daily basis. At September 30, 1995, Winston had net capital, as defined, of $994,548 which was $812,548 in excess of the required minimum.

3. MARKETABLE SECURITIES

     The following is a summary of marketable securities owned and sold, not yet purchased, at September 30, 1995 (in $000):

                                                                   Sold
                                                Marketable        Not Yet
                                                Securities       Purchased
                                                ----------       ---------
      Marketable equity
         securities                              $ 6,832          $  193
      Mutual funds                                   138               -
                                                 -------          ------
      Aggregate market value                     $ 6,970          $  193
                                                 =======          ======

      Aggregate cost                             $ 6,098          $  159
      Gross unrealized gain                      $ 1,070          $    -
      Gross unrealized loss                      $   198          $   34

     Securities sold, not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, not yet purchased, may exceed the amount recognized in the accompanying consolidated financial statements. Inventory positions are monitored on a daily basis to minimize the risk of loss.

4.  INCOME TAXES

     An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994, which was enclosed with a thirty-day letter dated January 13, 1994, the IRS proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The Company filed a written protest of the IRS's examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case to the Examining Agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office. On or about September 26, 1995, the Company received a revised examination report which increased the proposed tax deficiencies and penalties for the years under audit to $10.7 million. The accrued interest to date on this amount is approximately $8.9 million. The Company has retained tax counsel and intends to vigorously contest the proposed adjustments.

     The Company believes that the ultimate resolution of the issues involved in this audit will likely result in a substantial reduction of the adjustments, and, hence, the tax deficiencies, penalties and interest at issue in the audit. The Company is unable to estimate the reduction of the tax deficiencies, penalties and interest and the actual loss, if any, resulting from the examination.

5.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is based on the weighted average number of shares outstanding adjusted for the assumed conversion of shares issuable upon exercise of stock options where appropriate.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MATERIAL CHANGES IN FINANCIAL CONDITION

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $6.1 million and marketable securities (at fair value) of $7.0 million at September 30, 1995. Net cash provided by operations for the nine months ended September 30, 1995, was approximately $2.6 million compared to a net use of approximately $2.6 million for the same period in 1994. This increase in cash flow from operations resulted from the increase in net earnings over the same periods as well as changes in the balances of marketable securities, U.S. Treasury securities and the net receivable from the Company's clearing agent. The Company believes that its financial resources are sufficient for future operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company had net income of $891,000, or $.84 per share, for the three months ended September 30, 1995, compared to a net loss of $150,000, or $.14 per share, for the comparable period in 1994. For the nine months ended September 30, 1995, net income was $1,843,000, or $1.73 per share, compared to a net loss of $332,000, or $.31 per share, for the comparable period in the prior year.

     Total brokerage income for the three months ended September 30, 1995 increased by approximately $.6 million, or 32.0%, to $2.4 million from $1.8 million in the comparable 1994 period. Total brokerage income of $6.7 million for the nine months ended September 30, 1995 increased by approximately $.6 million, or 10.4%, from the comparable period in 1994. Brokerage expenses (including all fixed and variable expenses) increased by $.3 million, or 22.4%, from $1.3 million in the quarter ended September 30, 1994, to $1.6 million for the three months ended September 30, 1995. For the nine months ended September 30, 1995, brokerage expenses were $4.5 million compared to $4.2 million for the comparable period in the prior year, an increase of $.3 million, or 8.4%. Net brokerage income of $.8 million for the three months ended September 30, 1995 reflected a $.3 million increase from $.5 million for the same period in 1994. For the nine months ended September 30, 1995, net brokerage income increased by $.3 million, or 14.9%, to $2.2 million from $1.9 million in the comparable period of 1994.

     Net investing gains were $1.1 million and $2.5 million for the three and nine months ended September 30, 1995, respectively, compared to net investing gains of $62,000 and $114,000 for the comparable periods in 1994. For the nine months ended September 30, 1995, realized gains accounted for $1.4 million of net investing gains while unrealized gains were $1.1 million. Of these unrealized gains, approximately $800,000 were realized in October 1995. The increase in net investing gains from the three and nine months ended September 30, 1994 to the comparable periods in 1995 reflected general market conditions and variations in investment portfolio composition.

     Interest, dividend and other income was $.4 million and $.9 million for the three and nine months ended September 30, 1995, respectively, compared to $.2 million and $.7 million for the comparable periods in the prior year. The overall increase for each of the respective periods was the result of higher yields on the Company's cash, cash equivalents and U.S. Treasury securities.

     General and administrative expenses were $1.1 million and $3.3 million for the three and nine months ended September 30, 1995, respectively, compared to $.9 million and $2.9 million for the comparable three and nine month periods in 1994. The increases for each of the periods in 1995, compared to the comparable period in the prior year, were the result of increased costs related to the operations of T. R. Winston & Company, Inc.'s New York office.

     The provision for income taxes of $168,000 and $302,000 for the three and nine months ended September 30, 1995 is composed of a provision for federal alternative minimum tax and state income taxes. While the Company is in a net operating loss and capital loss carryforward position for federal income tax purposes, the IRS has proposed adjustments to the Company's consolidated federal income tax returns for the years 1988 through 1991 that could result in the elimination of the utilization of these carryforwards in 1995 and 1994. See Note 4 of Notes to Consolidated Financial Statements for additional information.

PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on November 3, 1995. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang and M. Michael Witte were elected to the Board of Directors.

     The following is a vote tabulation for all nominees:

                                           For             Withheld
                                          -----            --------
     Paul O. Koether                      764,855          8,135
     Mathew E. Hoffman                    764,763          8,227
     Casey K. Tjang                       764,878          8,112
     M. Michael Witte                     764,855          8,135
     Brian Abrams                          12,934             --


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (27) Financial Data Schedule

(b) Forms 8-K

     No Forms 8-K were filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KENT FINANCIAL SERVICES, INC.


Dated:  November 13, 1995          By:   /s/ Mark L. Koscinski
                                   Mark L. Koscinski
                                   Vice President and
                                   Chief Accounting Officer