Form 10KSB
period 1995-12-31
KENT FINANCIAL SERVICES INC
filed 1996-03-28
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
4
MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _________________ to _________________.

                          Commission file number 1-7986

                          KENT FINANCIAL SERVICES, INC.
                 (Name of small business issuer in its charter)

        Delaware                                          75-1695953
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
             (Address of principal executive offices with Zip Code)

Issuer's telephone number, including area code   (908) 234-0078

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No ____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 1995 were approximately $12,345,000.

         At February 29, 1996, there were 1,052,865 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by NASDAQ, was approximately $3,200,000.

         Transitional Small Business Disclosure Format  Yes _____  No X

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS

GENERAL

         The principal business of Kent Financial Services, Inc. (the "Company" or "Kent") is the operation of its wholly-owned subsidiary, T.R. Winston & Company, Inc. ("Winston"), a securities broker-dealer licensed in all states (except Alaska) and Washington D.C. Winston is a member of the National Association of Securities Dealers, Inc., the Pacific Stock Exchange, Inc. and the Securities Investor Protection Corporation. All clearing arrangements for Winston are conducted pursuant to an agreement with an unrelated major broker-dealer which is a member of the New York Stock Exchange, Inc. Winston conducts various activities customary for broker-dealers of comparable size including buying and selling securities for customer accounts, trading securities in the over-the-counter market and providing various corporate finance services including underwritings, private placements, mergers, acquisitions and similar transactions. As of December 31, 1995, Winston's equity capital was $1.1 million, all of which was advanced by Kent or generated by Winston's earnings.

         The Company also provides, through its direct and indirect subsidiaries, investment advisory services. To date, fees from investment advisory services have not been material. The subsidiaries were funded with an initial capital contribution of $5.0 million in February 1991. At December 31, 1995, the combined equity capital of the subsidiaries was $11.4 million. These subsidiaries have no debt.

AMERICAN METALS SERVICE, INC.

         In  July  1992,  the  Company,   through  its  indirect,   wholly-owned
subsidiary, purchased 1,055,005 shares of the common stock ("Shares") of American Metals Service, Inc. ("AMTS"), a public company which had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals but had determined to liquidate its assets. The AMTS Shares, which represented approximately 52% of outstanding AMTS common stock, were purchased for $958,000 or $.91 per Share. After the purchase, AMTS proceeded to liquidate its assets and currently has a net worth of approximately $2 million ($1.02 per share) which consists of cash and cash equivalents. AMTS has been seeking an operating business.

         On December 15, 1994, the Company distributed approximately 1.1 million of its AMTS Shares (the "Distribution") to the Company's stockholders of record on December 12, 1994 (the "Record Date"). In the Distribution, every Company stockholder received one AMTS Share for each share of the Company's common stock held by such stockholder on the Record Date. The Distribution was a non-taxable distribution.

         AMTS is currently trading on the Over-the-Counter Bulletin Board Market under the symbol "AMTS".

EMPLOYEES

         As of December 31, 1995, the Company and its subsidiaries employed 46 people of whom 36 are registered securities brokers.

ENVIRONMENTAL MATTERS - TEXAS AMERICAN PETROCHEMICALS, INC.

         See "Item 3. LEGAL PROCEEDINGS - Environmental Matters - Texas American Petrochemicals, Inc."


Item 2.  DESCRIPTION OF PROPERTY

CORPORATE AND BRANCH OFFICES

         The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The office building is collateral for a mortgage loan with a balance of $580,000 at December 31, 1995, bearing interest on that date at the rate of 7.05% per annum.

          Effective  February  1,  1994,  an  affiliate  entered  into  a  lease
agreement  with  the  Company for office  space  for a five-year period.   The
Company's aggregate rental income from these arrangements was $44,000 in 1995 and $45,000 in 1994. Prior to February 1994, the offices were leased on a month-to-month basis. Winston opened an office in New York City in 1992 pursuant to a sub-sublease agreement expiring on June 29, 1996. Winston plans to dispose of its New York City office effective March 31, 1996, and the lease will not be renewed. Winston leases space for its other offices on a month-to-month basis.

IDLE REFINERY PROPERTIES

         A discontinued crude oil refinery site comprised of 79 acres is owned by Texas American Petrochemicals, Inc. ("TAPI"), a wholly-owned subsidiary of the Company, and is located near West Branch, Michigan. The site has been idle since 1983 and substantially all of the processing units and equipment have been sold. TAPI also owns approximately 9 acres near Midlothian, Texas, that was, until 1976, the site of a waste oil recycling facility. Because of the environmental matters noted below, the value of these locations is negligible.

Item 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS - TEXAS AMERICAN PETROCHEMICALS, INC.

TEXAS WATER COMMISSION

         In January 1988, pursuant to Section 13 of the Texas Solid Waste Disposal Act, the Texas Water Commission ("TWC") listed on the Texas Register a site identified by the TWC as the "Texas American Oil Site" located in Midlothian, Ellis County, Texas as a hazardous waste facility. The site was owned by Texas American Oil Corporation ("TAO"), a formerly wholly-owned subsidiary of the Company, prior to ownership being transferred to TAPI. TAPI has been notified by the TWC that TAPI is a potentially responsible party ("PRP") for the site. Early in 1990, TAPI declined a request by the TWC to perform a remedial investigation at the site. The TWC has not issued an Administrative Order or instituted a formal proceeding. TAPI has notified the TWC that TAPI has limited financial resources.

MICHIGAN DEPARTMENT OF NATURAL RESOURCES

         In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI.

         In the fourth quarter of 1994 TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 in 1995. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability.

OTHER ENVIRONMENTAL MATTERS

         TAPI has been identified as a PRP at two waste disposal sites operated by unrelated parties. In the past, TAPI had participated in the PRP group investigating the sites and at one site reviewing government remediation. TAPI is currently evaluating its continued participation in this effort.

         The Company believes that it should have no liability in connection with TAPI's environmental matters.

OTHER

         The Company may be involved from time to time in various lawsuits which arise in the ordinary course of business and the outcome of which, if adverse, would not have a material impact on the business of the Company.

TAX EXAMINATION

         An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994 which was enclosed with a thirty-day letter dated January 13, 1994, the IRS proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The Company filed a written protest of the IRS's examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case to the Examining Agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office.

         On or about September 26, 1995, the Company received a revised examination report which increased the proposed tax deficiencies and penalties for the years under audit to $10.7 million. The accrued interest to date on this amount is approximately $9.8 million. The Company has retained tax counsel and intends to continue to vigorously contest the proposed adjustments.

         In the event that the IRS prevails with respect to one or more of the tax adjustments proposed in this audit, it is possible that the Company would be deemed to have accumulated earnings and profits and that all or a portion of the distribution of the AMTS Shares would be taxable to the stockholders as a dividend (as discussed in "Item 1. - DESCRIPTION OF BUSINESS"). In the unlikely event that the tax deficiencies, penalties and interest ultimately found to be due in connection with this audit were to exceed the net worth of the Company, it is possible that the IRS would seek to reclaim the AMTS Shares distributed to the stockholders as a preferential payment. The Company, however, does not expect the tax deficiencies, penalties and interest ultimately found to be due to reach that level. In fact, the Company believes that the ultimate resolution of the issues involved in this audit will likely result in a substantial reduction of the adjustments (and, hence, the tax deficiencies, penalties and interest) at issue in the audit and, therefore, that neither of these possibilities would be likely to occur. The Company is unable to estimate the reduction of the tax deficiencies, penalties and interest and the actual loss resulting from the examination, if any.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on November 3, 1995. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang and M. Michael Witte, were elected to the Board of Directors.

         The following is a vote tabulation for all nominees:

                                              FOR              WITHHELD
                                            -------            --------
                  Paul O. Koether .......   764,855             8,135
                  Mathew E. Hoffman .....   764,763             8,227
                  Casey K. Tjang ........   764,878             8,112
                  M. Michael Witte ......   764,855             8,135
                  Brian Abrams<F1> ......    12,934              --

<F1> Nominated from the floor.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ") Small Cap Market under the symbol "KENT".

         The table below lists the high and low bid prices for the common stock as reported by NASDAQ for the periods indicated. These prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.


Calendar Quarter:

         1995                                   High               Low
         ----                                   ----               ---
         First Quarter .....................   $ 4 1/2           $ 3 1/2
         Second Quarter ....................   $ 6               $ 3 1/2
         Third Quarter .....................   $ 7               $ 5 1/4
         Fourth Quarter ....................   $ 7 1/2           $ 5 5/8

         1994                                   High               Low
         ----                                   ----               ---
         First Quarter .....................   $ 5 1/2           $ 5 1/4
         Second Quarter ....................   $ 5 1/4           $ 5 1/4
         Third Quarter .....................   $ 5 1/4           $ 5 1/4
         Fourth Quarter ....................   $ 5 1/4           $ 4 1/2

---------------

         As  of  February  29,  1996,  the  Company  had   approximately   1,600
stockholders of record of its common stock.

The Company distributed shares of common stock of AMTS held by the Company to stockholders of record of the Company on December 12, 1994 (See Item 1. DESCRIPTION OF BUSINESS - American Metals Service, Inc.)

         The Company does not anticipate paying additional dividends in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had consolidated cash and cash equivalents of approximately $8.3 million. The cash equivalents, which were U.S. Treasury bills with maturities of three months or less, had a yield of approximately 5.3%. The Company held marketable securities with market values of $5.6 million at December 31, 1995. At that same date the Company's long-term debt consisted of a mortgage note on the Company's headquarters facility with a remaining principal amount of approximately $580,000. The loan currently bears interest at the rate of 7.05% and has a term of five years with principal
payments  amortized  over  twenty  years.  An  additional   principal reduction
of $146,000 was made in March 1995 in connection with a refinancing of the mortgage note in 1994 to obtain the current terms. See Note 6 of Notes to Consolidated Financial Statements. The Company believes that its liquidity is adequate for future operations.

         During 1995, the Company repurchased 24,468 shares of its common stock for an aggregate cost of approximately $127,000. In 1994, the Company repurchased 34,320 shares for an aggregate purchase price of approximately $166,000 of which $99,000 was due and paid in January 1995. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares.

DISTRIBUTION OF AMTS

         In  July  1992,  the  Company,   through  its  indirect,   wholly-owned
subsidiary, purchased 1,055,005 shares of the common stock ("Shares") of American Metals Service, Inc. ("AMTS"), a public company which had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals but had determined to liquidate its assets. The AMTS Shares, which represented approximately 52% of outstanding AMTS common stock, were purchased for $958,000 or $.91 per Share. After the purchase, AMTS proceeded to liquidate its assets and currently has a net worth of approximately $2.0 million which consists of cash and cash equivalents. AMTS has been seeking an operating business.

         On December 15, 1994, the Company distributed approximately 1.1 million of its AMTS Shares (the "Distribution") to the Company's stockholders of record on December 12, 1994 (the "Record Date"). In the Distribution, every Company stockholder received one AMTS Share for each of the Company's common stock held by such stockholder on the Record Date. The Company determined that the Distribution was a non-taxable distribution.

ENVIRONMENTAL MATTERS

         In January 1988, pursuant to Section 13 of the Texas Solid Waste Disposal Act, the Texas Water Commission ("TWC") listed on the Texas Register a site identified by the TWC as the "Texas American Oil Site" located in Midlothian, Ellis County, Texas as a hazardous waste facility. The site was owned by Texas American Oil Corporation ("TAO"), a formerly wholly-owned subsidiary of the Company, prior to ownership being transferred to TAPI. TAPI has been notified by the TWC that TAPI is a Potentially Responsible Party ("PRP") for the site. Early in 1990, TAPI declined a request by the TWC to perform a remedial investigation at the site. The TWC has not issued an Administrative Order or instituted a formal pro-ceeding. TAPI has notified the TWC that TAPI has limited financial resources.

         In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI.

         In the fourth quarter of 1994 TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 in 1995. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability.

         TAPI has been identified as a PRP at two waste disposal sites operated by unrelated parties. In the past, TAPI had participated in the PRP group investigating the sites and at one site reviewing government remediation. TAPI is currently evaluating its continued participation in this effort.

         The Company believes that it should have no liability in connection with TAPI's environmental matters.

RESULTS OF OPERATIONS

         The Company had net income in 1995 of $1,841,000, or $1.73 per share, compared to a net loss of $471,000, or $.43 per share, in 1994. Total brokerage income was $8.6 million in 1995, an increase of $.7 million or 9% from 1994 brokerage income of $7.9 million. Brokerage expenses (including all fixed and variable expenses) increased by $.3 million, or 5% from $5.5 million in 1994 to $5.8 million in 1995. The net brokerage income of $2.8 million in 1995 represented an increase of $.3 million, or 12% from the net brokerage income of $2.5 million in 1994. Net investing gains were $2.4 million in 1995, an increase of $2.3 million from the gains recorded in 1994 of $.1 million. The increases in revenues reflect variations in investment portfolio composition, as well as market conditions in the last two years.

         Interest, dividend and other income was $1.3 million in 1995, an increase of $.4 million from the $.9 million recorded in 1994. This was principally due to an increase in investable balances in 1995 and portfolio composition.

         General and administrative expenses were $4.0 million in 1995, an increase of approximately $.3 million or 8% from the $3.7 million recorded in 1994. The increase is primarily attributable to costs associated with the disposal of the New York office of Winston on March 31, 1996.

         Interest expense was approximately $.4 million in 1995 versus $.2 million in 1994, an increase of $.2 million. This increase was due to an increase in Winston's average debit balance at its clearing broker-dealer.

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

         On or about September 26, 1995, the Company received a revised examination report which increased the proposed tax deficiencies and penalties for the years under audit to $10.7 million. The accrued interest to date on this amount is approximately $9.8 million. The Company has retained tax counsel and intends to continue to vigorously contest the proposed adjustments.

         In the event that the IRS prevails with respect to one or more of the tax adjustments proposed in this audit, it is possible that the Company would be deemed to have accumulated earnings and profits and that all or a portion of the distribution of the AMTS Shares would be taxable to the stockholders as a dividend (as discussed in "Item 1. - DESCRIPTION OF BUSINESS"). In the unlikely event that the tax deficiencies, penalties and interest ultimately found to be due in connection with this audit were to exceed the net worth of the Company, it is possible that the IRS would seek to reclaim the AMTS Shares distributed to the stockholders as a preferential payment. The Company, however, does not expect the tax deficiencies, penalties and interest ultimately found to be due to reach that level. In fact, the Company believes that the ultimate resolution of the issues involved in this audit will likely result in a substantial reduction of the adjustments (and, hence, the tax deficiencies, penalties and interest) at issue in the audit and, therefore, that neither of these possibili-ties would be likely to occur. The Company is unable to estimate the reduction of the tax deficiencies, penalties and interest and the actual loss resulting from the examination, if any.

Item 7.   FINANCIAL STATEMENTS

         The financial statements filed with this item are listed below:

         Report of Independent Accountants
         Financial Statements:
                  Consolidated Balance Sheet - December 31, 1995 Consolidated Statements of Operations -
                           Years ended December 31, 1995 and 1994
                  Consolidated Statements of Cash Flows -
                           Years ended December 31, 1995 and 1994
                  Consolidated Statements of Stockholders' Equity -
                           Years ended December 31, 1995 and 1994
                  Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Kent Financial Services, Inc.:

     We have audited the accompanying consolidated financial statements of Kent Financial Services, Inc. and Subsidiaries as listed in Part II-Item 7 of this Form 10-KSB. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Financial Services, Inc. and Subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.


Princeton, New Jersey
March 26, 1996

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                 ($000 Omitted)



                                                       December 31,
                                                           1995
                                                       ------------
         Cash and cash equivalents ....................   $ 8,259
         Marketable securities ........................     5,620
         Net receivable from clearing broker ..........       601

         Property and equipment:
           Land and building ..........................     1,440
           Leasehold and improvements .................       228
           Office furniture and equipment .............       425
                                                          -------
                                                            2,093
           Accumulated depreciation ...................  (    668)
                                                          -------
           Net property and equipment .................     1,425
                                                          -------

         Other assets .................................       428
                                                          -------
                  Total assets ........................   $16,333
                                                          =======

                   See accompanying notes to consolidated
                             financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 ($000 Omitted)


                                                               December 31,
                                                                   1995
                                                               ------------
         Liabilities:
           Accounts payable .................................   $     98
           Accrued expenses .................................      1,833
           Marketable securities sold, not yet purchased ....        460
           Long-term debt ...................................        580
           Discontinued operations ..........................        510
                                                                --------
             Total liabilities ..............................      3,481
                                                                --------

         Contingent liabilities

         Stockholders' equity:
           Preferred stock without par value,
             500,000 shares authorized;
             none issued ....................................          -
           Common stock, $.10 par value,
             4,000,000 shares authorized;
             1,053,030 issued and outstanding ...............        105
           Additional paid-in capital .......................     15,473
           Accumulated deficit ..............................  (   2,726)
                                                                --------
             Total stockholders' equity .....................     12,852
                                                                --------
             Total liabilities and stockholders' equity .....   $ 16,333
                                                                ========


                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     ($000 Omitted, except per
                                                            share data)
                                                       Year ended December 31,
                                                     -------------------------
                                                      1995              1994
                                                     ------            ------
Revenues:
  Brokerage commissions and fees ..................  $ 4,008          $ 3,922
  Net broker-dealer inventory gains ...............    4,586            4,015
  Net investing gains .............................    2,408               72
  Interest, dividends and other ...................    1,343              899
                                                     -------          -------
                  Total revenues ..................   12,345            8,908
                                                     -------          -------

Expenses:
  Brokerage .......................................    5,770            5,472
  General, administrative and other ...............    4,020            3,721
  Interest ........................................      406              181
                                                     -------          -------
                  Total expenses ..................   10,196            9,374
                                                     -------          -------

Earnings (loss) before income taxes ...............    2,149         (    466)
Income taxes ......................................      308                5
                                                     -------          -------
Net earnings (loss) ...............................  $ 1,841         ($   471)
                                                     =======          =======

Net earnings (loss) per common share  .............  $  1.73         ($   .43)
                                                     =======          =======

Weighted average number of common shares
  outstanding (in 000's) ..........................    1,064            1,089
                                                     =======          =======

                     See accompanying notes to consolidated
                             financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                                                Year Ended December 31,
                                                               -----------------------
                                                                1995             1994
                                                               ------           ------
Cash flows from operating activities:
    Net earnings (loss) ...................................  $ 1,841         ($    471)
    Adjustments:
        Depreciation and amortization .....................      200                25
        Unrealized loss (gain) on marketable securities ... (    233)              356
        Change in marketable securities and
           U.S. Treasury securities .......................    2,853         (   2,841)
        Change in net receivable from clearing broker ..... (    347)            1,251
        Change in interest receivable ..................... (      1)        (      52)
        Change in accounts payable and accrued expenses ...      317         (     258)
        Change in accrued income taxes ....................      229         (       9)
        Other, net ........................................       91         (      93)
                                                             -------          --------
        Net cash provided by (used in) operating
          activities ......................................    4,950         (   2,092)
                                                             -------          --------

Cash flows from investing activities:
    Additional investment in former majority-owned
      subsidiary ..........................................        -         (      46)
    Effect of distribution of former majority-owned
        subsidiary ........................................        -         (   1,823)
    Purchase of fixed assets .............................. (     31)        (      30)
    Loans to employees .................................... (    103)                -
    Other .................................................        1                 -
                                                             -------          --------
        Net cash used in investing activities ............. (    133)        (   1,899)
                                                             -------          --------

Cash flows from financing activities:
    Purchase of common stock and stock options............. (    165)        (      67)
    Exercise of stock options .............................        -                76
    Payments on debt ...................................... (    184)        (      51)
                                                             -------          --------
        Net cash used in financing activities ............. (    349)        (      42)
                                                             -------          --------

Net increase in cash and cash equivalents .................    4,468         (   4,033)
Cash and cash equivalents at beginning of period ..........    3,791             7,824
                                                             -------          --------
Cash and cash equivalents at end of period ................  $ 8,259          $  3,791
                                                             =======          ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest expense ..................................  $   406          $    181
        Taxes .............................................       38                28

                     See accompanying notes to consolidated
                             financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 ($000 Omitted)


                                                                              Additional                              Total
                                                               Common           Paid-In        Accumulated        Stockholders'
                                                                Stock           Capital          Deficit             Equity
                                                               ------         ----------       -----------        -------------
Balance, December 31, 1993 ..................................   $ 109           $16,709         ($ 4,096)            $12,722

Repurchase and cancellation
  of common stock ...........................................  (    3)         (    163)               -            (    166)

Exercise of stock options ...................................       2                74                -                  76

Stock distribution of AMTS
  (former majority-owned
  subsidiary) ...............................................       -          (    985)               -            (    985)

Net loss    .................................................       -                 -         (    471)           (    471)
                                                              -------           -------          -------             -------

Balance, December 31, 1994 ..................................     108            15,635         (  4,567)             11,176

Repurchase and cancellation of
 common stock and stock options .............................  (    3)         (    162)               -            (    165)

Net income ..................................................       -                 -            1,841               1,841
                                                                -----           -------          -------             -------

Balance, December 31, 1995 ..................................   $ 105           $15,473         ($ 2,726)            $12,852
                                                                =====           =======          =======             =======


                     See accompanying notes to consolidated
                             financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 1995 and 1994


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, T.R. Winston & Company, Inc. ("Winston"), Texas American Petrochemicals, Inc. ("TAPI") and Asset Value Management, Inc. ("AVM") and its respective subsidiaries, Asset Value Fund Limited Partnership ("AVF"), a limited partnership, and Asset Value Holdings, Inc.("AVH"). The results of operations and net cash flows of American Metals Service, Inc. ("AMTS") are included in the consolidated financial statements until the distribution date (see Note 9 of Notes to Consolidated Financial Statements). AMTS had a net loss of $6,000 in 1994. All significant intercompany transactions and balances have been eliminated in consolidation. TAPI is inactive.

         CASH EQUIVALENTS

         The Company considers as cash equivalents all short-term investments with a maturity of three months or less when purchased, which are highly liquid and are readily exchangeable for cash at amounts equal to their stated value. Cash equivalents at December 31, 1995 are U.S. Treasury Bills.

         MARKETABLE SECURITIES

         All securities transactions and the related revenues and expenses are accounted for on the trade-date basis. The effect of all unsettled transactions for the period is accrued in the consolidated financial statements.

         On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires certain investments to be categorized as either "Trading, Available-for-Sale, or Held to Maturity". At December 31, 1995, the Company's investments were classified as "Trading" and stated at fair market value. There was no effect on income from the adoption of this standard.

         Marketable securities owned by the Company and its subsidiaries are recorded at market value and the net change in market value is included in the consolidated statement of operations. Cost is determined on a first-in, first-out basis for computing realized gains or losses on the sale of marketable securities.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         PROPERTY AND EQUIPMENT

         The Company records all property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from five to thirty-four years. Gains or losses on dispositions of property and equipment are included in operating results.

         INCOME TAX

         The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. SFAS 109 requires an asset and liability approach for the accounting for income taxes.

         NET EARNINGS (LOSS) PER COMMON SHARE

         Net earnings (loss) per common share is based on the weighted average number of shares outstanding adjusted for the assumed conversion of shares issuable upon exercise of options where appropriate.

         RECLASSIFICATIONS

         Certain reclassifications were made to the 1994 consolidated financial statements to conform to classifications in the consolidated financial statements as of and for the year ended December 31, 1995. These reclassifications had no effect on the results of operations or stockholders' equity for that period.

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       SECURITIES BROKERAGE BUSINESS

         The Company's business is comprised principally of the operation of Winston, a wholly-owned subsidiary, and the management of AVF, an investment partnership. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., the Pacific Stock Exchange, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer, Bear Stearns Securities Corporation, under a clearing agreement.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain a minimum net capital, as defined, of $146,000. At December 31, 1995, Winston had net capital, as defined, of $358,963 which was $212,963 in excess of the required minimum. Winston's ratio of aggregate indebtedness to net capital, as defined, was 1.52 to 1.

3.       SECURITIES OWNED AND SECURITIES SOLD NOT YET PURCHASED

         Securities owned and securities sold not yet purchased consist of the following at quoted market prices:

                                                       In 000's
                                                       --------
                                                                  Sold
                                                                 Not Yet
                                              Owned             Purchased
                                              -----             ---------
         Marketable equity securities ....... $5,478               $ 460
         Mutual funds .......................    142                   -
                                              ------               -----

         Aggregate market ................... $5,620               $ 460
                                              ======               =====


4.       LEASE COMMITMENTS

         Winston leases its New York office facility from an unaffiliated landlord under the terms of a noncancellable lease expiring in 1996. In addition to base rent and utilities, the lease requires Winston to pay its proportionate share of annual increases in certain of the lessor's building costs as defined in the lease agreement.

         Winston subleases part of its premises at one location to several subtenants under sublease terms substantially equivalent to Winston's lease agreement. Rental income under these agreements in 1995 and 1994 was approximately $61,000 in each year.

         Aggregate net rent expense for the years ended December 31, 1995 and 1994 was approximately $195,000 and $193,000, respectively. Future minimum rental requirements under terms of Winston's noncancelable leases are approxi-mately $99,000 in 1996.

5.       INCOME TAXES

         The Company utilizes the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to account for its income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



the financial statement carrying amounts and the tax bases of existing assets and liabilities. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 1995, the valuation allowance decreased by $787,000.

         The components of income tax expense were as follows:

                                                       ($000 Omitted)
                                                  Year Ended December 31,
                                                ---------------------------
                                                1995                   1994
                                                ----                   ----
                  Federal:
                    Current ...............  $     132              $       -
                    Deferred ..............          -                      -
                                             ---------              ---------
                                             $     132              $       -
                                             =========              =========
                  State:
                    Current ...............  $     176              $       5
                    Deferred ..............          -                      -
                                             ---------              ---------
                                             $     176              $       5
                                             =========              =========

         Total income tax expense for the years ended December 31, 1995 and 1994 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                      ($000 Omitted)
                                                  Year Ended December 31,
                                                ---------------------------
                                                1995                   1994
                                                ----                   ----
Income tax expense (benefit) computed
  at statutory rates on total earnings
  (loss) before income taxes ..............  $    731              ($    158)
Increase (decrease) in tax from:
  Utilization of net operating loss
    carryforward .......................... (      73)                     -
  Alternative minimum tax                         132                    303
  Utilization of capital loss carryforward  (     595)             (     147)
  State income tax, net of Federal benefit        116                      3
  Other, net .............................. (       3)                     4
                                             --------               --------
                  Total tax expense .......  $    308               $      5
                                             ========               ========

     Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1995 are as follows:

                                                           ($000
                                                          Omitted)
                                                          --------
         Deferred tax assets:
           Operating loss carryforwards .................  $4,400
           Alternative minimum tax credit ...............     574
           General business credit
            carryforwards ...............................   1,152
           State, net of federal benefit ................     873
           Other ........................................     586
                                                           ------
                                                           $7,585
                                                           ======
         Valuation allowance ............................ ($7,585)
                                                           ======
         Net deferred tax asset .........................  $    -
                                                           ======

         Significant carryforward balances for Federal income tax purposes as of December 31, 1995 are:

                                            ($000 Omitted)
                                              For Federal
                                                 Income                  Expiration
                                                  Tax                       Years
                                              -----------                ----------
Net operating loss ..........................   $12,941                   2005-2009
General business tax credit .................   $ 1,152                   1996-2000
Alternative minimum tax credit ..............   $   574                           -

         An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994, which was enclosed with a thirty-day letter dated January 13, 1994, the IRS proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The Company has retained tax counsel and intends to continue to vigorously contest the proposed adjustments. The Company filed a written protest of the IRS examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case back to the Examining Agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office. On or about September 26, 1995, the Company received a revised examination report which increased the proposed tax deficiencies and penalties for the years under audit to

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


$10.7 million. The accrued interest to date on this amount is approximately $9.8 million. The Company believes that the ultimate resolution of the issues involved in this audit will likely result in a substantial reduction of the adjustments, and, hence, the tax deficiencies, penalties and interest at issue in the audit. The Company is unable to estimate the reduction of the tax deficiencies, penalties, and interest and the actual loss resulting from the examination, if any.

6.       LONG-TERM DEBT

         The mortgage loan collateralized by the Company's headquarters facility was refinanced on February 25, 1994. The loan currently bears interest at the rate of 7.05%. Under the terms of the refinancing, the Company reduced the principal balance of the loan by $146,000 in March 1995 and will continue to make monthly payments of approximately $6,000, including interest, through March 1999, at which time the remaining balance is due.

7.       CAPITAL STOCK

         COMMON STOCK REPURCHASES

         From time to time since April 1988, the Company's Board of Directors has authorized the repurchase of the Company's common stock in the open market or in privately negotiated transactions. On March 26, 1996, the Board of Directors approved a plan to repurchase up to 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions, subject to market conditions, the Company's financial position and other considerations. All shares acquired through December 31, 1995 have been canceled and returned to the status of authorized but unissued shares.

         COMMON STOCK OPTIONS

         The Non-Qualified Stock Option Plan adopted by the stockholders of the Company in 1987 provides for a maximum of 66,666 shares of common stock of the Company to be issued to key executives, including officers and directors of the Company, at the discretion of the Board of Directors. Options under this plan expire five years from the date of grant and are exercisable as to one-half of the shares on the date of grant and, as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors at the time of grant.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The following table summarizes option transactions under this plan for 1995 and 1994:

                                                                         Average
                                                         Shares           Price
                                                         ------          -------
         Options outstanding at December 31, 1993 .....  36,167           $3.38
         Options granted ..............................       -               -
         Options canceled ............................. (10,000)          $3.38
         Options exercised ............................ (21,167)          $3.38
                                                         ------           -----
         Options outstanding at December 31, 1994 .....   5,000           $3.38
         Options granted ..............................  21,000           $4.50
         Options exercised ............................       -               -
                                                         ------           -----
         Options outstanding at December 31, 1995 .....  26,000           $4.28
                                                         ======           =====


         In August 1993, pursuant to a litigation settlement the Company granted to a stockholder a non-qualified stock option to purchase up to 15,000 shares of the common stock of the Company at $4.50 per share. This option was exercisable in whole or in part for a period of five years. In connection with the grant of the option, the Company recorded a charge to earnings in 1993 of $37,500 and increased additional paid-in capital accordingly. On December 5, 1995, the Company bought back the options for $54,900, and charged paid-in capital for $37,500 and miscellaneous expense for $17,400.

         In August 1993, pursuant to terms of employment with the Company, an executive officer was granted a non-statutory stock option to purchase an aggregate of 5,000 shares of the Company's common stock at a price of $7.00 per share. These shares are exercisable as to one-half of the shares on the date of grant and, as to the other half, after the first anniversary of the date of grant. In December 1994, this option was replaced, in its entirety, with an option to purchase an aggregate of 5,000 shares at an exercise price of $4.50 per share ("New Option"). The exercise terms of the New Option are consistent with the original option. The officer exercised his right to purchase 1,000 shares at an exercise price of $4.50 during 1994. These options were not issued pursuant to the 1987 Non-Qualified Stock Option Plan.

8.       COMPENSATION ARRANGEMENTS

         In April 1990, the Company entered into an employment agreement (the "Agreement") with the Company's Chairman for a three-year term commencing April, 1990 (the "Effective Date") at an annual salary of $175,000 (adjusted to $200,000 in December 1993), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement and the Company may terminate the Chairman's employment under

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to $200,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement he shall be paid an annual disability payment equal to 80% of his base salary in effect at the time of the disability. The Company has accrued for the contingent payments under this Agreement.

9.       DISTRIBUTION OF AMERICAN METALS SERVICE, INC.

         In  July  1992,  the  Company,   through  its  indirect,   wholly-owned
subsidiary, purchased 1,055,005 shares of the common stock ("Shares") of American Metals Service, Inc. ("AMTS"), a public company which had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals but had determined to liquidate its assets. The AMTS Shares, which represented approximately 52% of outstanding AMTS common stock, were purchased for $958,000 or $.91 per Share. After the purchase, AMTS proceeded to liquidate its assets and currently has a net worth of approximately $2 million which consists of cash and cash equivalents. AMTS has been seeking an operating business.

         On December 15, 1994, the Company distributed approximately 1.1 million of its AMTS Shares (the "Distribution") to the Company's stockholders of record on December 12, 1994 (the "Record Date"). In the Distribution, every Company stockholder received one AMTS Share for each share of the Company's common stock held by such stockholder on the Record Date. The Company retains a nominal investment in AMTS which is classified as a marketable security.

10.      CONTINGENCIES

         ENVIRONMENTAL MATTERS

         In January 1988, pursuant to Section 13 of the Texas Solid Waste Disposal Act, the Texas Water Commission ("TWC") listed on the Texas Register a site identified by the TWC as the "Texas American Oil site" located in Midlothian, Ellis County, Texas as a hazardous waste facility. The site was owned by Texas American Oil Corporation ("TAO"), a formerly wholly-owned subsidiary of the Company, prior to ownership being transferred to TAPI. TAPI has been notified by the TWC that TAPI is a potentially responsible party ("PRP") for the site. Early in 1990 the TWC requested that TAPI perform a remedial investigation at the site, which TAPI has declined. The TWC has not issued an Administrative Order or instituted a formal proceeding. TAPI has notified the TWC that TAPI has limited financial resources.

         In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         In the fourth quarter of 1994, TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 in 1995. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The liability had been accrued for in prior years as part of discontinued operations.

         TAPI has been identified as a PRP at two Texas waste disposal sites operated by unrelated parties. In the past, TAPI has participated in the PRP group investigating the sites and at one site reviewing government remediation. TAPI is currently evaluating its continued participation in this effort.

         The Company believes that it should have no liability in connection with TAPI's environmental matters.

         RECEIVABLE FROM CLEARING BROKER

         Winston conducts its business on a fully disclosed basis with one clearing broker, Bear Stearns Securities Corporation, on behalf of its customers and for its own proprietary accounts. The clearing operations for Winston's customer accounts and proprietary transactions are performed by its clearing broker pursuant to a clearance agreement.

         At December 31, 1995, substantially all the marketable securities and the total receivable from clearing broker are positions with and amounts due from this clearing broker. The Company is subject to credit risk should the clearing broker be unable to pay this balance.

11.      TRANSACTIONS WITH RELATED PARTIES

         Rosenman & Colin ("R&C") has performed legal work for the Company and its affiliates in 1995 and 1994. Natalie I. Koether, wife of the Chairman and President of the Company is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries in 1995 and 1994 were approximately $273,000 and $240,000, respectively.

         Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $44,000 in 1995 and $45,000 in 1994.

The Company reimburses an affiliate for the direct cost of certain group medical insurance, 401(k) benefits and office supplies. Such reimbursements were approximately $225,000 and $263,000 during 1995 and 1994, respectively.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from those affiliates totaling approximately $152,000 and $57,000 during 1995 and 1994, respectively.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         All of the members of the current Board of Directors were elected at the 1995 Annual Meeting and all will serve until the next Annual Meeting or until their successors have been elected and shall qualify. The Company's officers are elected by and serve at the leave of the Board.

         None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

         The directors and executive officers of the Company at February 29, 1996 are as follows:

               Name                                Age               Position Held
         ----------------                         -----              -------------
         Paul O. Koether .........................  59               Chairman, Director and
                                                                       President

         Mathew E. Hoffman .......................  42               Director

         Casey K. Tjang ..........................  55               Director

         M. Michael Witte ........................  70               Director

         John W. Galuchie, Jr. ...................  43               Vice President and
                                                                       Treasurer

         Mark L. Koscinski .......................  38               Vice President

------------------------------------

         Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since 1987 and President since October 1990 of the Company and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of the Company and (ii) various positions with affiliates of the Company, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston") and since July 1992, Chairman and a director of American Metals Service, Inc., a formerly, indirect, majority-owned subsidiary currently seeking to acquire an operating business. Mr. Koether also has been Chairman since April 1988, President since April 1989 and director since March 1988 of Pure World, Inc. ("Pure World"), and for more than five years the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is Pure World's principal stockholder. Until August 1994, when it sold its majority ownership to an unaffiliated party, Pure World operated as a real estate asset manager through its wholly-owned subsidiary, NorthCorp Realty Advisors, Inc. ("NorthCorp"). Prior to its sale, Mr. Koether also served as Chairman and a director of NorthCorp. Mr. Koether has been serving as a director of Madis Botanicals, Inc., ("Madis"), since December 1994 and as Chairman and Chief Executive Officer since February 1995. Madis is a majority-owned subsidiary of Pure World whose primary business is the manufacture of natural products.

         Mathew E. Hoffman, an attorney, has been a director of the Company since September 1994. Since May 1994 he has been a partner of Rosen & Reade. From February 1989 to May 1994, he was a partner of Keck, Mahin & Cate.

         Casey K. Tjang has been a director of the Company since February 1992. Since March 1991, he has been the President and Chief Executive Officer of First Merchant Bankers, Inc., a privately-owned investment company whose business is focused in Asia and the Pacific Rim. Prior to March 1991 he was managing director and Vice President of the Trade and Merchant Banking Group of Midlantic National Bank where he was employed for twelve years. From March 1991 until February 1995, Mr. Tjang was a director of Concord Camera Corp., which manufactures and distributes camera equipment. From November 1993 to December 1995 he had been the Executive Director of Starlite Holdings Limited, a printer and manufacturer of packaging materials.

     M. Michael Witte, a director of the Company since 1986, has been President of M. M. Witte & Associates, Inc., a private corporation which is engaged in oil and gas consulting and investment management since August 1980. From April 1991 until June 1995, Mr. Witte has been a director of Search Exploration, Inc., a publicly held corporation until it was acquired by Harken Energy Corporation, which, through its wholly-owned subsidiary, McCulloch Energy, Inc. ("McCulloch") is engaged in the acquisition, exploration, development and production of oil and natural gas properties in the United States. Mr. Witte has been Chairman of McCulloch from April 1991 until June 1995.

         John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (ii) Winston, as President and Treasurer since September 1989; (iii) Pure World, as Executive Vice President since April 1988 and director from January 1990 until October 1994; and (iv) NorthCorp as a director since June 1992 and as Secretary, from November 1992 until the sale of NorthCorp in August 1994.

         Mark L. Koscinski, a certified public accountant, is principally engaged in the following businesses since August 1993 (i) the Company and Winston as Vice President; (ii) Pure World, as Senior Vice President; and (iii) Madis, as director, Secretary and Treasurer since December 1994. Previously, Mr. Koscinski had served as Vice President of Accounting Operations with Chemical Bank of New York from October 1992 to August 1993. From February 1986 to October 1992, Mr. Koscinski was employed by the Howard Savings Bank in New Jersey in various positions, and concluding as its Corporate Controller.

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD"). Officers and directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 which they file.

         Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1995.

Item 10. EXECUTIVE COMPENSATION

         There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1995, 1994 and 1993, for those persons who were, at December 31, 1995 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").

                                            Summary Compensation Table
                                                                                      Long-Term
Name and Principal                       Annual Compensation<F1><F2>                Compensation        Other<F4>
Officer               Year     Salary            Bonus             Other<F3>          Options(#)
------------------    ----     ---------------------------------------------        ------------        ---------
Paul O. Koether ..... 1995     $200,000         $90,000           $141,956                -                 -
Chairman, Presi- .... 1994     $200,000         $     -           $132,917                -                 -
dent and Chief ...... 1993     $177,083         $30,000           $145,832                -            $2,024
Executive Officer

John W. Galuchie, Jr. 1995     $160,000         $21,000          $    259                 -                 -
Vice President ...... 1994     $160,000         $     -          $     62                 -                 -
and Treasurer ....... 1993     $ 85,333         $15,000          $  2,001                 -            $2,249

----------------------------------------------------

<F1> The Company has no bonus or deferred  compensation plans and pays bonuses at the discretion of the Board based on performance.

<F2>  The individuals named in the table above received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any of the Named Officers. Such amounts are excluded from the table.

<F3>  Represents  commissions  paid by  Winston  to  these  individuals  in their capacity as registered representatives for securities trades made for their respective customers.

<F4> Represents the amount of matching contributions made by the Company pursuant to a 401(k) plan.

    There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 1994 or 1995 to the Named Officers.

    Options may be granted by the Board of Directors to officers, directors and employees of the Company or its subsidiaries. The exercise price for the shares shall not be less than the fair market value of the Common Stock on the date of grant. Options will expire five years from date of grant and will be exercisable as to one-half of the shares on the date of grant and as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors or a committee thereof at the time of grant. The options are non-transferable (other than by will or by operation of the laws of descent) and are exercisable generally only while the holder is employed by the Company or by a subsidiary of the Company or, in the event of the holder's death or permanent disability while employed by the Company, within one year after such death or disability.

    The table below contains information concerning the exercise of options by the Named Officers during 1995 and the fiscal year-end value of unexercised options held by the Named Officers.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                                                      Value of Unexercised
                  Number of                       Number of Unexercised               In-the-Money Options
               Shares Acquired    Value        Options at December 31, 1995           at December 31, 1995
                 on Exercise     Realized      Exercisable     Unexercisable       Exercisable    Unexercisable
               ---------------   --------      -----------     -------------       -----------    -------------
Paul O.
Koether ..........    -            $  -               -                -             $     -           -

John W.
Galuchie, Jr. ....    -            $  -           5,000                -             $12,503           -


REMUNERATION OF DIRECTORS

         Directors who are not employees of the Company receive a monthly fee of $750 plus $200 for each day of attendance at board and committee meetings.
During 1995, the Company paid directors' fees in the aggregate amount of approximately $29,700.

COMPENSATION ARRANGEMENTS

         In April, 1990, the Company and Paul O. Koether entered into an employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Chairman for an initial three-year term ("Commencement Date") at an annual salary of $175,000 (changed to $200,000 in December 1993) ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Commencement Date.

         Mr. Koether may terminate his employment under the Agreement at any time for "good reason" (defined below) within 36 months after the date of a Change in Control (defined below) of the Company. Upon his termination, he shall be paid the greater of the (i) Base Salary and any bonuses payable under the Agreement through the expiration date of the Agreement or (ii) an amount equal to three times the average annual Base Salary and bonuses paid to him during the preceding five years.

         Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company's stock outstanding as of April, 1990, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding stock or (ii) individuals constituting the Board of Directors on April, 1990 ("Incumbent Board"), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board. "Good reason" means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

         Mr. Koether may also terminate his employment if the Company fails to perform its obligations under the Agreement (including any material change in Mr. Koether's duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

         The Company may terminate Mr. Koether's employment under the Agreement for "cause" which is defined as (i) Mr. Koether's continued failure to substantially perform his duties under the Agreement (other than by reason of his mental or physical incapacity or the removal of his office to a location more than five miles from its current location) which is not cured within specified time periods, or (ii) Mr. Koether's conviction of any criminal act or fraud with respect to the Company. The Company may not terminate Mr. Koether's employment except by a vote of not less than 75 percent of the entire Board of Directors at a meeting at which Mr. Koether is given the opportunity to be heard.

         In the event of Mr. Koether's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to $200,000 per year for three years payable in equal monthly installments. Should Mr. Koether become "disabled" (as such term is defined in the Agreement) during the term of the Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 70 equal to 80% or more of Mr. Koether's base salary, he shall be paid an annual disability payment equal to 80% of his base salary in effect at the time of the disability. Such payments shall continue until Mr. Koether attains the age of 70.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information with respect to the Company's common stock beneficially owned as of February 29, 1996 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.


                              Amount and Nature
 Name and Address              of Beneficial           Percent of
of Beneficial Owner             Ownership<F1>             Class
-------------------           -----------------        ----------
Paul O. Koether ................  468,177<F2>             43.76%
 211 Pennbrook Road
 Far Hills, NJ 07931

Shamrock Associates ............  417,470                 39.02%
 211 Pennbrook Road
 Far Hills, NJ 07931

M. Michael Witte ...............   12,000                  1.12%
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Casey K. Tjang .................   10,000                   <F3>
 56 Hall Drive
 Clark, NJ 07066

Mathew E. Hoffman ..............    7,000                   <F3>
 41 Vivian Drive
 Scarsdale, NY 10583

All Directors and ..............  510,677                 47.73%
 as a Group (6 persons)

-----------------------------------------

<F1> The beneficial  owner has both sole voting and sole  investment  powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of Shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: all directors and officers as a group (27,500 shares).

<F2> Includes the 417,470 Shares  beneficially  owned by Shamrock.  As a general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 14,166 shares owned by Sun, a private corporation of which Mr. Koether is the Chairman and a principal stockholder. Includes 1,666 shares held by Mr. Koether's Keogh Plan and 875 shares held in a trust for the benefit of Mr. Koether's daughter for which Mr. Koether acts as the sole trustee. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

<F3>Less than 1 percent.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Rosenman & Colin ("R&C") performed legal work for the Company and its affiliates in 1995 and 1994. Natalie I. Koether, wife of the Chairman and President of the Company, is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries in 1995 and 1994 were approximately $273,000 and $240,000, respectively.

         The Company reimburses an affiliate for the direct cost of certain group medical insurance, 401(k) benefits and office supplies. Such reimbursements were approximately $225,000 and $263,000 during 1995 and 1994, respectively.

         Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from these affiliates totaling approximately $152,000 and $57,000 during 1995 and 1994, respectively.

                                     PART IV


Item 13.      EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed as part of this report:
     (a)          Exhibits
                  --------
                  3.1         Bylaws of the Registrant, as amended. <F1>

                  3.2(a)      Articles  of   Incorporation  of  Registrant,   as
                              amended   (including certificate  of  stock
                              designation  for  $2.575   Cumulative  Convertible
                              Exchangeable Preferred Stock). <F2>

                  3.2(b)      Certificate of Amendment to Certificate of
                              Incorporation. <F3>

                  3.2(c)      Certificate of Amendment to Certificate of
                              Incorporation dated September 26, 1991. <F4>

                  10.1        1987 Non-Qualified Executive Stock Option Plan.
                              <F6>

                  10.2 Employment Agreement, dated as of April 6, 1990 by and between Texas American Energy Corporation and
                              Paul 0. Koether. <F7>

                  10.3        Notice of Proposed Settlement. <F8>

                  10.4        Consent Judgment referred to in "Part I - Item 3
                              - LEGAL PROCEEDINGS."  <F9>

                  21           Subsidiaries <F10>

                  27           Financial Data Schedule <F10>

     (b)          Reports on Form 8-K.
                  --------------------
                  No  reports on Form 8-K were  filed by the  Registrant  in the fourth quarter of the fiscal year ended December 31, 1995.

-------------------





<F1>     Incorporated by reference to Texas American Energy Corporation
         Registration Statement, as amended, on Form S-l, No. 33-11109.
<F2>     Incorporated  by reference to Texas American  Energy  Corporation  Form
         10-K, for the fiscal year ended December 31, 1984.
<F3>     Incorporated  by reference to Texas American  Energy  Corporation  Form
         10-K for the fiscal year ended December 31, 1987.
<F4>     Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
<F6>     Incorporated by reference to Texas American Energy Corporation Proxy
         Statement dated November 11, 1987.
<F7>     Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended June 30, 1990.
<F8>     Incorporated by reference to Kent Financial Services, Inc. Form 10-QSB for the quarter ended June 30, 1993.
<F9>     Incorporated by reference to Kent Financial Services, Inc. Form 10-QSB for the quarter ended September 30, 1994.
<F10>    Filed herewith.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KENT FINANCIAL SERVICES, INC.


Dated:  March 18, 1996                BY        /s/ Paul O. Koether
                                                --------------------
                                                Paul 0. Koether
                                                Chairman of the Board, President
                                                and Director
                                                (Principal Executive Officer)


                                      BY        /s/ Mark L. Koscinski
                                                ---------------------
                                                Mark L. Koscinski
                                                Vice President
                                                (Principal Financial and
                                                Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 18, 1996                          /s/ Paul O. Koether
                                                ---------------------
                                                Paul 0. Koether
                                                Chairman of the Board,
                                                President and Director
                                                (Principal Executive Officer)


Dated:  March 18, 1996                          /s/ Mathew E. Hoffman
                                                -----------------------
                                                Mathew E. Hoffman
                                                Director


Dated:  March 18, 1996                          /s/ M. Michael Witte
                                                ----------------------
                                                M. Michael Witte
                                                Director


Dated:  March 18, 1996                          /s/ Casey K. Tjang
                                                --------------------
                                                Casey K. Tjang
                                                Director