Form 10QSB
period 1996-03-31
KENT FINANCIAL SERVICES INC
filed 1996-05-02
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1996

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1996, the issuer had 1,049,810 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes _____ No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)




                                                                        March 31,
                                                                          1996
                                                                       ----------

Cash and cash equivalents                                                $ 8,112
Marketable securities                                                      5,649
Net receivable from clearing broker                                          666
Property and equipment:
  Land and building                                                        1,440
  Leasehold improvements                                                     228
  Office furniture and equipment                                             391
                                                                         -------
                                                                           2,059
  Accumulated depreciation                                              (    729)
                                                                         -------
  Net property and equipment                                               1,330
                                                                         -------
Other assets                                                                 393
                                                                         -------
     Total assets                                                        $16,150
                                                                         =======










          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)




                                                                       March 31,
                                                                         1996
                                                                      ----------
Liabilities:
   Accounts payable                                                      $    97
   Accrued expenses                                                        1,740
   Long-term debt                                                            572
   Accrual for discontinued operations                                       510
                                                                         -------
        Total liabilities                                                  2,919
                                                                         -------

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none issued                                            -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,049,810 issued
     and outstanding                                                         105
   Additional paid-in capital                                             15,457
   Accumulated deficit                                                  (  2,331)
                                                                         -------
        Total stockholders' equity                                        13,231
                                                                         -------
        Total liabilities and stockholders' equity                       $16,150
                                                                         =======








          See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)




                                                                       Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                      1996           1995
                                                                     ------         ------
Revenues:
         Brokerage commissions and fees                            $  946           $  956
         Net broker-dealer inventory gains                            703            1,134
         Net investing gains                                          520              645
         Interest, dividends and other                                379              273
                                                                   ------           ------
                                                                    2,548            3,008
                                                                   ------           ------

Expenses:
         Brokerage                                                  1,113            1,432
         General, administrative and other                            801            1,004
         Interest                                                     124               80
                                                                   ------           ------
                                                                    2,038            2,516
                                                                   ------           ------

Earnings before income taxes                                          510              492
Provision for income taxes                                            115               73
                                                                   ------           ------
Net earnings                                                       $  395           $  419
                                                                   ======           ======

Net earnings per common share                                      $  .38           $  .39
                                                                   ======           ======

Weighted average number of common
  shares outstanding (in 000's)                                     1,051            1,076
                                                                   ======           ======








          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                                       Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                      1996           1995
                                                                     ------         ------
Cash flows from operating activities:
        Net earnings                                                $  395          $  419
        Adjustments:
          Depreciation and amortization                                 97              41
          Unrealized gains on marketable
             securities                                            (   348)        (   232)
          Change in marketable securities                          (   141)             85
          Change in net receivable from
             clearing broker                                       (    65)        (   868)
          Change in interest receivable                            (     1)             14
          Change in accounts payable and
             accrued expenses                                      (   179)             58
          Change in accrued income taxes                               100              68
          Other, net                                                    13              58
                                                                    ------          ------
          Net cash used in operating
             activities                                            (   129)        (   357)
                                                                    ------          ------

Cash flows from investing activities:
        Purchase of fixed assets                                   (     2)        (    23)
        Other                                                           20               -
                                                                    ------          ------
          Net cash provided by
             (used in) investing activities                             18         (    23)
                                                                    ------          ------

Cash flows from financing activities:
        Purchase of common stock                                   (    16)        (    12)
        Payments on debt                                           (     7)        (   151)
        Other                                                      (    13)        (     6)
                                                                    ------          ------
          Net cash used in financing
             activities                                            (    36)        (   169)
                                                                    ------          ------
Net decrease in cash and cash
  equivalents                                                      (   147)        (   549)
Cash and cash equivalents at
  beginning of period                                                8,259            3,791
                                                                    ------           ------
Cash and cash equivalents at end of
  period                                                            $8,112           $3,242
                                                                    ======           ======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995

                                   (Unaudited)



1.      Financial Condition and Operating Results
        -----------------------------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

2.      Business
        --------

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary, and the management of Asset Value Fund Limited Partnership, an investment partnership. Winston is a licensed securities broker- dealer and is a member of the National Association of Securities Dealers, Inc., the Pacific Stock Exchange, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer under a clearing agreement.

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain a minimum net capital, as defined, of $122,000. At March 31, 1996, Winston had net capital, as defined, of approximately $714,000 which was $592,000 in excess of the required minimum.

3.      Income Taxes
        ------------

     An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994, which was enclosed with a thirty-day letter dated January 13, 1994, the IRS proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The Company has retained tax counsel and intends to continue to vigorously contest the proposed adjustments. The Company filed a written protest of the IRS examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case back to the Examining Agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office. On or about September 26, 1995, the Company received a revised examination report which increased the proposed tax deficiencies and penalties for the years under audit to $10.7 million. The accrued interest to date on this amount is approximately $10.1 million. The Company believes that the ultimate resolution of the issues involved in the audit will likely result in a substantial reduction of the adjustments, and, hence, the tax deficiencies, penalties and interest at issue in the audit. The Company is unable to estimate the reduction of the tax deficiencies, penalties, and interest and the actual loss resulting from the examination, if any.


4.      Net Earnings Per Common Share
        -----------------------------

     Net earnings per common share is based on the weighted average number of shares outstanding adjusted for the assumed conversion of shares issuable upon exercise of stock options where appropriate.

Item 2.          Management's Discussion and Analysis or Plan of
                 Operation
                 -----------------------------------------------


Liquidity and Capital Resources
- -------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $8.1 million and marketable securities (at fair value) of $5.6 million at March 31, 1996. Net cash used in operations for the three months ended March 31, 1996, was approximately $.1 million, compared to a net use of approximately $.4 million for the same period in 1995. This decrease in cash flows used in operations was due principally to the change in the net receivable from clearing broker, partially offset by the changes in marketable securities and accrued expenses. The Company believes that its financial resources are sufficient for future operations.


Material Changes in Results of Operations
- -----------------------------------------

     The Company had net income of $395,000, or $.38 per share, for the three months ended March 31, 1996, compared to net income of $419,000, or $.39 per share, for the comparable period in 1995.

     Total brokerage income for the three months ended March 31, 1996 decreased by approximately $.4 million, or 21.1%, to $1.6 million from $2.1 million in the comparable 1995 period. Brokerage expenses (including all fixed and variable expenses) decreased by $.3 million, or 22.3%, from $1.4 million in the quarter ended March 31, 1995, to $1.1 million for the three months ended March 31, 1996. Net brokerage income of $.5 million for the three months ended March 31, 1996 reflected a $.2 million decrease from $.7 million for the same period in 1995. The decrease in net brokerage revenue and expenses was due to the closing of the New York office of T. R. Winston & Company, Inc. ("Winston") on March 31, 1996.

     Net investing gains were $.5 million and $.6 million for the three months ended March 31, 1996 and 1995, respectively. For the three months ended March 31, 1996, net realized gains accounted for $.2 million of net investing gains while net unrealized gains were $.3 million. The decrease in net investing gains was due to portfolio composition.

     Interest, dividend and other income was $.4 million and $.3 million for the three months ended March 31, 1996, and 1995 respectively. The increase was the result of higher investable balances of the Company's cash equivalents, partially offset by lower yields.

     General and administrative expenses were $.8 million and $1.0 million for the three months ended March 31, 1996 and 1995, respectively. The decreases from the first quarter of 1995 to the first quarter of 1996 was the result of decreased costs related to the operations of Winston's New York office. The principal reduction in operating expense was due to a lower headcount which reduced personnel expense.

     Interest expense increased due to a higher outstanding balance at the Company's clearing broker.

     The provision for income taxes of $115,000 for the three months ended March 31, 1996 is composed of a provision for state and federal income taxes. While the Company is in a net operating loss carryforward position for federal income tax purposes, the IRS has proposed adjustments to the Company's consolidated federal income tax returns for the years 1988 through 1991 that could result in the elimination of the utilization of these carryforwards in 1996 and 1995. See
Note 3 of Notes to Consolidated Financial Statements for additional information.

New Accounting Standards
- ------------------------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued in October 1995 and was effective January 1, 1996. SFAS No. 123 requires entities that have employee stock option plans to estimate the value of grants awarded to employees and disclose in a pro forma footnote the impact on the entities' earnings per share as if the estimated option value were expensed over the vesting period of the same.

     The Company maintains one stock option plan and has granted to key employees and directors options to buy shares of the Company's common stock at the current market value of the stock at the date of grant. Since SFAS No. 123 only requires additional disclosure of the cost of stock options, implementation will not have a material impact on the Company's results of operations.

PART II - OTHER INFORMATION
- ---------------------------

Item 6. - Exhibits and Reports on Form 8-K
- ------    --------------------------------

     (a)  Exhibits
          --------

          (27). Financial Data  Schedule for the three  months  ended  March 31,
               1996.

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              KENT FINANCIAL SERVICES, INC.


                                          By: /s/ MARK KOSCINSKI
                                              ---------------------------------
Dated:  May 2, 1996                           Mark Koscinski
                                              Vice President and
                                              Chief Accounting Officer