Form 10QSB
period 1996-06-30
KENT FINANCIAL SERVICES INC
filed 1996-08-13
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996

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

                                 Yes X      No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1996, the issuer had 1,049,779 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                 Yes _____     No X

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                                   June 30,
                                                                     1996
                                                                 ------------

Cash and cash equivalents                                           $ 7,970
U.S. Treasury Securities, at cost,
  which approximates market                                             292
Securities owned                                                      6,591
Net receivable from clearing agent                                      485
Property and equipment:
     Land and building                                                1,440
     Leasehold improvements                                             218
     Office furniture and equipment                                     401
                                                                    -------
                                                                      2,059
     Accumulated depreciation                                       (   763)
                                                                    -------
     Net property and equipment                                       1,296
                                                                    -------
Other assets                                                            319
                                                                    -------
          Total assets                                              $16,953
                                                                    =======






          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                                    June 30,
                                                                     1996
                                                                 ------------

Liabilities:
     Securities sold, not purchased                                 $   191
     Accounts payable                                                   134
     Accrued expenses                                                 1,825
     Long-term debt                                                     564
     Accrual for discontinued operations                                510
                                                                    -------
          Total liabilities                                           3,224
                                                                    -------

Stockholders' equity:
     Preferred stock without par value, 500,000
       shares authorized; none issued                                     -
     Common stock, $.10 par value, 4,000,000
       shares authorized; 1,049,793 issued
       and outstanding                                                  105
     Additional paid-in capital                                      15,457
     Accumulated deficit                                            ( 1,833)
                                                                    -------
          Total stockholders' equity                                 13,729
                                                                    -------
          Total liabilities and stockholders' equity                $16,953
                                                                    =======







          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)





                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                          1996             1995
                                                         ------           ------
Revenues:
     Brokerage commissions and fees                       $  969          $  964
     Net broker-dealer inventory gains                       561           1,226
     Net investing gains                                     532             744
     Interest, dividends and other                           403             306
                                                          ------          ------
                                                           2,465           3,240
                                                          ------          ------

Expenses:
     Brokerage                                             1,083           1,440
     General, administrative and other                       691           1,114
     Interest                                                 23              92
                                                          ------          ------
                                                           1,797           2,646
                                                          ------          ------

Earnings before income taxes                                 668             594
Provision for income taxes                                   171              61
                                                          ------          ------
Net earnings                                              $  497          $  533
                                                          ======          ======
Net earnings per common share                             $  .47          $  .50
                                                          ======          ======

Weighted average number of common
  shares outstanding (in 000's)                            1,050           1,065
                                                          ======          ======




          See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)



                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                           1996            1995
                                                          ------          ------
Revenues:
     Brokerage commissions and fees                       $1,915          $1,920
     Net broker-dealer inventory gains                     1,264           2,360
     Net investing gains                                   1,052           1,389
     Interest, dividends and other                           782             579
                                                          ------          ------
                                                           5,013           6,248
                                                          ------          ------

Expenses:
     Brokerage                                             2,195           2,872
     General, administrative and other                     1,492           2,118
     Interest                                                147             172
                                                          ------          ------
                                                           3,834           5,162
                                                          ------          ------

Earnings before income taxes                               1,179           1,086
Provision for income taxes                                   286             134
                                                          ------          ------
Net earnings                                              $  893          $  952
                                                          ======          ======

Net earnings per common share                             $  .85          $  .89
                                                          ======          ======

Weighted average number of common
  shares outstanding (in 000's)                            1,051           1,070
                                                          ======          ======





          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                           1996            1995
                                                          ------          ------
Cash flows from operating activities:
     Net earnings                                         $   893         $   952
     Adjustments:
          Depreciation and amortization                        96              82
          Unrealized gains on
            marketable securities                         (   730)        (   233)
          Change in marketable securities
            and U.S. Treasury securities                  (   803)          2,558
          Change in net receivable from
            clearing agent                                    116         ( 1,494)
          Change in interest receivable                         -              24
          Change in accounts payable and
            accrued expenses                                   30             335
          Change in accrued income taxes                       14              84
          Other, net                                           20             117
                                                           ------         -------
          Net cash provided by (used in)
            operating activities                          (   364)          2,425
                                                           ------         -------

Cash flows from investing activities:
     Sale (purchase) of equipment, net                         34         (    23)
     Other, net                                                78         (    54)
                                                           ------          -------
          Net cash provided by
            (used in) investing activities                    112         (    77)
                                                           ------          -------

Cash flows from financing activities:
     Purchase of common stock                             (    17)        (    52)
     Payments on debt                                     (     8)        (   159)
     Redemption of debentures                             (    12)        (    18)
                                                           ------          ------
          Net cash used in financing
            activities                                    (    37)        (   229)
                                                           ------          ------
Net increase (decrease) in cash and
  cash equivalents                                        (   289)          2,119
Cash and cash equivalents at
  beginning of period                                       8,259           3,791
                                                          -------         -------
Cash and cash equivalents at end of
  period                                                  $ 7,970         $ 5,910
                                                          =======         =======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

                                   (Unaudited)



1.   Financial Condition and Operating Results
     -----------------------------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary, and the management of Asset Value Fund Limited Partnership, an investment partnership. Winston is a licensed securities broker- dealer and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer under a clearing agreement.

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain a minimum net capital, as defined, of $130,000. At June 30, 1996, Winston had net capital, as defined, of approximately $601,000, which was $471,000 in excess of the required minimum.

3.   Securities Owned
     ----------------

     Marketable securities are valued at market value and securities not readily marketable are valued at fair value as determined by the Board of Directors. The resulting difference between cost and market value (or fair value) is included in revenue as net investing gains. Securities not readily marketable include investment securities for which market quotations are not readily available as determined by the Board of Directors. The determination of fair value was based on all relevant indications of value, including but not limited to, the financial statements of the companies, the cost of the securities at the dates of purchase, and trading volume. Because of inherent uncertainties of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed and the difference could be material.


             The detail of securities owned is as follows (in 000):
               Marketable, at market value                       $2,983
               Not readily marketable, at fair value              3,608
                                                                 ------
                 Securities owned                                $6,591
                                                                 ======


4.   Income Taxes
     ------------

     An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994, which was enclosed with a thirty-day letter dated January 13, 1994, the IRS proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The Company filed a written protest of the IRS examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case back to the examining agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office. On or about September 26, 1995, the Company received a revised examination report which increased the proposed tax deficiencies and penalties for the years under audit to $10.7 million. The accrued interest to date on this amount would be approximately $10.9 million.

     In July, 1996 the Company and the IRS Appeals Office reached a tentative settlement agreement (the "Agreement") which would conclude the examination. The Agreement, which is subject to review and approval by the Joint Committee on Taxation of the United States Congress, would require the Company to make a total payment of approximately $330,000, consisting of both tax and interest, to the IRS for the years under audit. This amount has been accrued in the accompanying consolidated financial statements.

     As a consequence of the Agreement, the Company will be required to pay alternative minimum tax ("AMT") for 1995 and 1996. The AMT payable for those years has been included in the accompanying consolidated financial statements.

     At June 30, 1996, the Company had the following tax attributes, adjusted for the Agreement:

                                         Amount
                                         in 000's           Expiration Years
                                      -------------       --------------------
Net operating loss
  carryforward                           $5,400              Various years
                                                             through 2009

AMT credit
  carryforward                           $  956              Indefinite

General business credit
  carryforward                           $  989              Various years
                                                             through 2000


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

Item 2.   Management's Discussion and Analysis or Plan of
          Operation


Liquidity and Capital Resources
- -------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $8.0 million, U.S. Treasury securities with an original maturity of over ninety days of $.3 million, and securities owned of $6.6 million at June 30, 1996. See Note 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. Net cash used in operations for the six months ended June 30, 1996 was approximately $.4 million, compared to net cash provided by operations of $2.4 million for the six months ended June 30, 1995. Cash flow from operations decreased principally from the results of operations and the net changes in the balances of marketable securities and U.S. Treasury securities, and the net receivable from the Company's clearing broker-dealer. Net cash used in financing activities of $.2 million for the six months ended June 30, 1995 was principally comprised of a $146,000 payment reducing the mortgage loan collateralized by the Company's headquarters facility pursuant to a mortgage refinancing in February 1994. The Company believes that its liquidity is sufficient for future operations.


Material Changes in Results of Operations
- -----------------------------------------

     The Company had net income of $497,000, or $.47 per share, for the three months ended June 30, 1996 compared to net income of $533,000 or $.50 per share, for the comparable period in 1995. For the six months ended June 30, 1996, net income was $893,000, or $.85 per share, compared to net income of $952,000, or $.89 per share, for the comparable period in the prior year.

     Total brokerage income (consisting of brokerage commissions, fees and inventory gains) for the three months ended June 30, 1996 was $1.5 million, a decrease of approximately $700,000, or 30.1%, from $2.2 million in the comparable 1995 period. Total brokerage income was $3.2 million for the six months ended June 30, 1996, a decrease of $1.1 million or 25.7% from $4.3 million for the six month period ended June 30, 1995. Brokerage expenses (including all fixed and variable expenses) decreased by $300,000, or 24.8%, from $1.4 million in the quarter ended June 30, 1995, to $1.1 million for the three months ended June 30, 1996. For the six months ended June 30, 1996, brokerage expenses were $2.2 million compared to $2.9 million for the comparable period in the prior year, a decrease of $700,000 or 23.6%. Net brokerage income of $400,000 for the three months ended June 30, 1996 decreased from $700,000 from the same period in 1995, a decrease of $300,000 or 40.4%. For the six month period ended June 30, 1996, net brokerage income was $1.0 million, compared to $1.4 million for the six months ended June 30, 1995, a decrease of $400,000, or 30.1%.

     The decrease in total brokerage income, total brokerage expense and net brokerage income was attributable to the closing of the New York office of T. R. Winston & Company, Inc. ("Winston") on March 31, 1996. The Company expects total brokerage income to decline in the future as it continues to de-emphasize its retail brokerage business.

     Net investing gains were $500,000 and $1.1 million for the three and six months ended June 30, 1996, respectively, compared to $.7 million and $1.4 million, respectively for the comparable periods in 1995. For the six months ended June 30, 1996, realized gains accounted for $300,000 of net investing gains while unrealized gains were $800,000. The decrease in net investing gains from the three and six month period ended June 30, 1995 to the comparable periods in 1996 reflected general market conditions and variations in investment portfolio composition. See Note 3 of Notes of Consolidated Financial Statements for additional information on the valuation of securities owned.

     Interest, dividend and other income was $400,000 and $800,000 for the three and six months ended June 30, 1996, respectively, compared to $300,000 and $600,000 for the comparable periods in the prior year. Interest, dividend and other income increased in the Second Quarter 1996 compared to the Second Quarter 1995 due principally to the sale of Winston's Pacific Stock Exchange seat. This sale generated a gain of approximately $100,000. Interest income increased in the six months ended June 30, 1996 compared to the same period in 1995 as a result of higher investable balances, partially offset by lower yields.

     General and administrative expenses were $700,000 and $1.1 million for the quarters ended June 30, 1996 and 1995, respectively, a decrease of $400,000 or 38.0%. For the six month periods ended June 30, 1996 and 1995, general and administrative expenses were $1.5 million and $2.1 million respectively, a decrease of $600,000 or 29.6%. The decreases for each of the periods in 1996 compared to the same periods in 1995 was the direct result of decreased administrative costs related to the closing of Winston's New York office. The principal reduction in operating expense was due to a lower headcount, which reduced personnel expense.

     The provision for income taxes of $171,000 and $286,000 for the three and six months ended June 30, 1996 is composed of a provision for federal alternative minimum tax and state income taxes. An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994, which was enclosed with a thirty-day letter dated January 13, 1994, the IRS proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The Company filed a written protest of the IRS examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case back to the examining agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office. On or about September 26, 1995, the Company received a revised examination report which increased the proposed tax deficiencies and penalties for the years under audit to $10.7 million. The accrued interest to date on this amount would be approximately $10.9 million.

        In July, 1996 the Company and the IRS Appeals Office reached a tentative settlement agreement (the "Agreement") which would conclude the examination. The Agreement, which is subject to review and approval by the Joint Committee on Taxation of the United States Congress, would require the Company to make a total payment of approximately $330,000, consisting of both tax and interest, to the IRS for the years under audit. This amount has been accrued in the accompanying consolidated financial statements.

        As a consequence of the Agreement, the Company will be required to pay alternative minimum tax ("AMT") for 1995 and 1996. The AMT payable for those years has been included in the accompanying consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements for additional information.

PART II -      OTHER INFORMATION

Item 6. -      Exhibits and Reports on Form 8-K

        (a)      Exhibits

            (27).    Financial Data Schedule for the six months ended June 30,
                     1996.


        (b)      Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             KENT FINANCIAL SERVICES, INC.


Dated:  August 13, 1996                       By:   /s/ Mark Koscinski
                                                    ---------------------------
                                                    Mark Koscinski
                                                    Vice President and
                                                    Principal Accounting Officer