Form 10QSB
period 1996-09-30
KENT FINANCIAL SERVICES INC
filed 1996-11-12
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   September 30, 1996

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1996, the issuer had 1,046,646 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes _____ No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                            September 30,
                                                                1996
                                                            -------------
Cash and cash equivalents                                      $ 7,381
U.S. Treasury Securities, at cost,
  which approximates market                                        292
Securities owned                                                 7,382
Net receivable from clearing broker                                400
Property and equipment:
  Land and building                                              1,440
  Leasehold improvements                                           220
  Office furniture and equipment                                   401
                                                               -------
                                                                 2,061
  Accumulated depreciation                                    (    778)
                                                               -------
  Net property and equipment                                     1,283
                                                               -------
Other assets                                                       301
                                                               -------
     Total assets                                              $17,039
                                                               =======









          See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)




                                                              September 30,
                                                                   1996
                                                              -------------

Liabilities:
  Securities sold, not purchased                               $   157
  Accounts payable                                                 101
  Accrued expenses                                               1,974
  Long-term debt                                                   556
  Accrual for discontinued operations                              460
                                                               -------
      Total liabilities                                          3,248
                                                               -------
Stockholders' equity:
  Preferred stock without par value, 500,000
    shares authorized; none issued                                   -
  Common stock, $.10 par value, 4,000,000
    shares authorized; 1,049,793 issued
and outstanding                                                    105
  Additional paid-in capital                                    15,457
  Accumulated deficit                                         (  1,771)
                                                               -------
      Total stockholders' equity                                13,791
                                                               -------
      Total liabilities and stockholders' equity               $17,039
                                                               =======








          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)




                                                           Three Months Ended
                                                              September 30,
                                                           1996          1995
                                                        ---------     ---------
Revenues:
  Brokerage commissions and fees                        $   928       $ 1,176
  Net broker-dealer inventory gains                         481         1,252
  Net investing gains                                        44         1,146
  Interest, dividends and other                             251           353
                                                        -------       -------
                                                          1,704         3,927
                                                        -------       -------
Expenses:
  Brokerage                                                 926         1,629
  General, administrative and other                         639         1,139
  Interest                                                   24           100
                                                        -------       -------
                                                          1,589         2,868
                                                        -------       -------

Earnings before income taxes                                115         1,059
Provision for income taxes                                   53           168
                                                        -------       -------
Net earnings                                            $    62       $   891
                                                        =======       =======

Net earnings per common share                           $   .06       $   .84
                                                        =======       =======


Weighted average number of common
  shares outstanding (in 000's)                           1,050         1,061
                                                        =======       =======







          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                           Nine Months Ended
                                                              September 30,
                                                           1996         1995
                                                        ----------   ----------
Revenues:
  Brokerage commissions and fees                        $ 2,843       $ 3,096
  Net broker-dealer inventory gains                       1,745         3,612
  Net investing gains                                     1,096         2,535
  Interest, dividends and other                           1,033           932
                                                        -------       -------
                                                          6,717        10,175
                                                        -------       -------

Expenses:
  Brokerage                                               3,121         4,501
  General, administrative and other                       2,131         3,257
  Interest                                                  171           272
                                                        -------       -------
                                                          5,423         8,030
                                                        -------       -------

Earnings before income taxes                              1,294         2,145
Provision for income taxes                                  339           302
                                                        -------       -------
Net earnings                                            $   955       $ 1,843
                                                        =======       =======

Net earnings per common share                           $   .91       $  1.73
                                                        =======       =======

Weighted average number of common
  shares outstanding (in 000's)                           1,051         1,067
                                                        =======       =======








          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
                                                        ---------    ---------

Cash flows from operating activities:
  Net earnings                                          $   955       $ 1,843
  Adjustments:
    Depreciation and amortization                           111           132
    Unrealized gains on
      marketable securities                            (    686)     (  1,220)
    Change in marketable securities
      and U.S. Treasury securities                     (  1,671)        2,221
    Change in net receivable from
      clearing agent                                        289      (  1,392)
    Change in interest receivable                      (      9)           40
    Change in accounts payable and
      accrued expenses                                 (     94)          623
    Change in accrued income taxes                          163           251
    Other, net                                         (      7)           98
                                                        -------       -------
    Net cash provided by (used in)
      operating activities                             (    949)        2,596
                                                        -------       -------

Cash flows from investing activities:
    Sale (purchase) of equipment, net                        33      (     23)
    Other, net                                               97      (     39)
                                                        -------       -------
       Net cash provided by
         (used in) investing activities                     130      (     62)
                                                        -------       -------

Cash flows from financing activities:
  Purchase of common stock                             (     17)     (     81)
  Payments on debt                                     (     23)     (    166)
  Redemption of debentures                             (     19)     (     18)
                                                        -------       -------
    Net cash used in financing
      activities                                       (     59)     (    265)
                                                        -------       -------
Net increase (decrease) in cash and
  cash equivalents                                     (    878)        2,269
Cash and cash equivalents at
  beginning of period                                     8,259         3,791
                                                        -------       -------
Cash and cash equivalents at end of
  period                                                $ 7,381       $ 6,060
                                                        =======       =======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)

1.        Financial  Condition and Operating  Results
          -------------------------------------------
     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.          Business
            --------

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary, and the management of Asset Value Fund Limited Partnership, an investment partnership. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer under a clearing agreement.

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain a minimum net capital, as defined, of $100,000. At September 30, 1996, Winston had net capital, as defined, of approximately $656,000, which was $556,000 in excess of the required minimum.

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

     The detail of securities owned is as follows (in 000's):

          Marketable, at market value                       $3,755
          Not readily marketable, at fair value              3,627
                                                            ------
            Securities owned                                $7,382
                                                            ======

     4. Income Taxes
        ------------
     The tax deficiency previously reported, including interest, of more than $20,000,000 proposed by the Internal Revenue Service for the years 1988 through 1991 has been settled for a total payment of approximately $330,000 (the "Settlement"). As a consequence of the Settlement, the Company will be required to pay alternative minimum tax ("AMT") and interest of approximately $335,000 for the year 1995 and will be subject to AMT in 1996. The deficiency, interest and AMT have been included in the accompanying consolidated financial statements.

     At September 30, 1996, the Company had the following tax attributes, adjusted for the Settlement:



                                           Amount
                                          in 000's          Expiration Years
                                          --------          ----------------
Net operating loss
  carryforward                             $5,300            Various years
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

Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $7.4 million, U.S. Treasury securities with an original maturity of over ninety days of $.3 million, and securities owned of $7.4 million at September 30, 1996. See Note 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. Net cash used in operations for the nine months ended September 30, 1996 was approximately $.9 million, compared to net cash provided by operations of $2.6 million for the nine months ended September 30, 1995. Cash flow from operations decreased principally from the results of operations and the net changes in the balances of marketable securities and U.S. Treasury securities, and the net receivable from the Company's clearing broker-dealer. Net cash used in financing activities of $.3 million for the nine months ended September 30, 1995 was principally comprised of a $146,000 payment reducing the mortgage loan collateralized by the Company's headquarters facility pursuant to a mortgage refinancing in February 1994. The Company also repurchased common stock in open market transactions. The Company believes that its liquidity is sufficient for future operations.


Material Changes in Results of Operations
-----------------------------------------

     The Company had net income of $62,000, or $.06 per share, for the three months ended September 30, 1996 compared to net income of $891,000 or $.84 per share, for the comparable quarter in 1995. For the nine months ended September 30, 1996, net income was $955,000, or $.91 per share, compared to net income of $1,843,000, or $1.73 per share, for the comparable period in the prior year.

     Total brokerage income (consisting of brokerage commissions, fees and inventory gains) for the three months ended September 30, 1996 was $1.4 million, a decrease of approximately $1.0 million, or 41.7%, from $2.4 million in the comparable 1995 quarter. Total brokerage income was $4.6 million for the nine months ended September 30, 1996, a decrease of $2.1 million or 31.3% from $6.7 million for the nine month period ended September 30, 1995. Brokerage expenses (including all fixed and variable expenses) decreased by $700,000, or 43.8%, from $1.6 million in the quarter ended September 30, 1995, to $900,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1996, brokerage expenses were $3.1 million compared to $4.5 million for the comparable period in the prior year, a decrease of $1.4 million or 31.1%. Net brokerage income of $500,000 for the quarter ended September 30, 1996 decreased from $800,000 from the same period in 1995, a decrease of $300,000 or 37.5%. For the nine month period ended September 30, 1996, net brokerage income was $1.5 million, compared to $2.2 million for the nine months ended September 30, 1995, a decrease of $700,000, or 31.8%.

     The Company completed a private placement of six million shares of common stock of a public company in the third quarter 1996 which accounted for $360,000 in brokerage commissions. The overall decrease in total brokerage income, total brokerage expense and net brokerage income was attributable to the closing of the New York office of T. R. Winston & Company, Inc. ("Winston") on March 31, 1996. The Company expects total brokerage income to decline in the future as it continues to de-emphasize its retail brokerage business.

     Net investing gains were $44,000 and $1.1 million for the three and nine months ended September 30, 1996, respectively, compared to $1.1 million and $2.5 million, respectively for the comparable periods in 1995. For the nine months ended September 30, 1996, realized gains accounted for $410,000 of net investing gains while unrealized gains were $686,000. The decrease in net investing gains from the three and nine month period ended September 30, 1995 to the comparable periods in 1996 reflected general market conditions and variations in investment portfolio composition. See Note 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned.

     Interest, dividend and other income was $251,000 and $1,033,000 for the three and nine months ended September 30, 1996, respectively, compared to $353,000 and $932,000 for the comparable periods in the prior year. Interest, dividend and other income increased in the nine month period ended September 30, 1996 compared to the same period of the prior year due principally to the sale of Winston's Pacific Stock Exchange seat. This sale generated a gain of approximately $100,000.

     General and administrative expenses were $600,000 and $1.1 million for the quarters ended September 30, 1996 and 1995, respectively, a decrease of $500,000 or 45.5%. For the nine month periods ended September 30, 1996 and 1995, general and administrative expenses were $2.1 million and $3.3 million respectively, a decrease of $1.2 million or 36.4%. The decreases for each of the periods in 1996 compared to the same periods in 1995 was the direct result of decreased administrative costs related to the closing of Winston's New York office. The principal reduction in operating expense was due to a lower headcount, which reduced personnel expense.

     The provision for income taxes of $53,000 and $339,000 for the three and nine months ended September 30, 1996 is composed of a provision for federal alternative minimum tax ("AMT") and state income taxes. The tax deficiency previously reported, including interest, of more than $20,000,000 proposed by the Internal Revenue Service for the years 1988 through 1991 has been settled for a total payment of approximately $330,000 (the "Settlement"). As a consequence of the Settlement, the Company will be required to pay AMT and interest of approximately $335,000 for the year 1995 and will be subject to AMT in 1996. The deficiency, interest and AMT have been included in the accompanying consolidated financial statements.

PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
     The Company held its Annual Meeting of Stockholders on November 4, 1996. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang and M. Michael Witte were elected to the Board of Directors.

        The following is a tabulation for all nominees:

                                            For                Withheld
                                          -------              --------

            Paul O. Koether               819,579                7,993
            Mathew E. Hoffman             819,440                8,132
            Casey K. Tjang                819,634                7,938
            M. Michael Witte              819,588                7,984



Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

        (a)      Exhibits

            27. Financial Data Schedule for the nine months ended September 30, 1996.


        (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             KENT FINANCIAL SERVICES, INC.



Dated:  November 12, 1996                By: /s/ Mark Koscinski
                                             ---------------------------------
                                             Mark Koscinski
                                             Vice President and
                                             Principal Accounting Officer