Form 10KSB
period 1996-12-31
KENT FINANCIAL SERVICES INC
filed 1997-03-26
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 1996

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

                     Common Stock, par value $.10 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No______

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 1996 were approximately $7,125,000.

     At February 28, 1997, there were 1,041,908 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by NASDAQ, was approximately $4,760,000.

     Transitional Small Business Disclosure Format   Yes______      No X

                                     PART I


Item 1.     DESCRIPTION OF BUSINESS
            -----------------------

General
-------

     The principal business of Kent Financial Services, Inc. (the "Company" or "Kent") is the operation of its wholly-owned subsidiary, T.R. Winston & Company, Inc. ("Winston"), a securities broker-dealer licensed in all states (except Alaska) and Washington D.C. Winston is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All clearing arrangements for Winston are conducted pursuant to an agreement with an unrelated major broker-dealer which is a member of the New York Stock Exchange, Inc. Winston conducts various activities customary for broker-dealers of comparable size including buying and selling securities for customer accounts, trading securities in the over-the-counter market and providing various corporate finance services including underwritings, private placements, mergers, acquisitions and similar transactions. Winston has offices in New Jersey, California, Texas and New Hampshire. As of December 31, 1996, Winston's equity capital was $980,000, all of which was advanced by Kent or generated by Winston's earnings.

     The Company also provides, through its direct and indirect subsidiaries, investment advisory and management services. To date, fees from investment advisory services have not been material. The subsidiaries were funded with an initial capital contribution of $5.0 million in February 1991. At December 31, 1996, the combined equity capital of the subsidiaries was approximately $13.2 million. These subsidiaries have no debt.

Employees
---------

     As of February 28, 1997, the Company and its subsidiaries employed 24 people of whom 18 are registered securities brokers.


Item 2.     DESCRIPTION OF PROPERTY
            -----------------------

Corporate and Branch Offices
----------------------------

     The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The office building is collateral for a mortgage loan with a balance of approximately $549,000 at December 31, 1996, bearing interest on that date at the rate of 7.05% per annum. The loan matures in March, 1999.

     Effective February 1, 1994, an affiliate entered into a lease agreement with the Company for office space for a five-year period. The Company's aggregate rental income from this arrangement was $43,000 in each of 1996 and 1995. Winston leases space for its Los Angeles office from Bear Stearns Securities Corporation, its clearing broker-dealer.

Idle Refinery Properties
------------------------

     A discontinued crude oil refinery site comprised of 79 acres is owned by Texas American Petrochemicals, Inc. ("TAPI"), a wholly-owned subsidiary of the Company, and is located near West Branch, Michigan. The site has been idle since 1983 and substantially all of the processing units and equipment have been sold. TAPI also owns approximately 9 acres near Midlothian, Texas, that was, until 1976, the site of a waste oil recycling facility. The value of these locations is negligible.


Item 3.     LEGAL PROCEEDINGS
            -----------------

Environmental Matters - Texas American Petrochemicals, Inc.
-----------------------------------------------------------

Texas Water Commission
----------------------

     In January 1988, pursuant to Section 13 of the Texas Solid Waste Disposal Act, the Texas Water Commission ("TWC") listed on the TEXAS REGISTER a site identified by the TWC as the "Texas American Oil Site" located in Midlothian, Ellis County, Texas as a hazardous waste facility. The site was owned by Texas American Oil Corporation, a formerly wholly-owned subsidiary of the Company, prior to ownership being transferred to TAPI. TAPI has been notified by the TWC that TAPI is a potentially responsible party ("PRP") for the site. Early in 1990, TAPI declined a request by the TWC to perform a remedial investigation at the site. The TWC has not issued an Administrative Order or instituted a formal proceeding. TAPI has notified the TWC that TAPI has limited financial resources.

Other Environmental Matters
---------------------------

     TAPI has been identified as a PRP at another waste disposal site operated by an unrelated party. In the past, TAPI had participated in the PRP group investigating the site, but is not doing so at the current time.

     The Company believes that it should have no liability in connection with TAPI's environmental matters.

Other
-----

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



                                     PART II


Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

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

                                                         High           Low
                                                       --------        -------
Calendar Quarter:
         1996
         First Quarter                                  $ 6 1/2        $ 4 3/4
         Second Quarter                                 $ 7 1/2        $ 6 5/8
         Third Quarter                                  $ 8            $ 7 1/8
         Fourth Quarter                                 $ 7 7/8        $ 7 1/2

         1995

         First Quarter                                  $ 4 1/2        $ 3 1/2
         Second Quarter                                 $ 6            $ 3 1/2
         Third Quarter                                  $ 7            $ 5 1/4
         Fourth Quarter                                 $ 7 1/2        $ 5 5/8

---------------



     As of February 28, 1997, the Company had approximately 1,500 stockholders of record of its common stock. The closing price of the common stock was $8 1/2 on February 28, 1997.

     The Company did not pay dividends in 1996 or 1995 and does not anticipate paying dividends in the foreseeable future.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------

Liquidity and Capital Resources
-------------------------------

     At December 31, 1996, the Company had consolidated cash and cash equivalents of approximately $7.1 million. The cash equivalents were U.S. Treasury bills with maturities of three months or less, with yields ranging from 4.96% to 5.18%. The Company had securities owned with values of $7.6 million at December 31, 1996. See Notes 1 and 3 of Notes to Consolidated Financial
Statements for additional information on the valuation of securities owned. At that same date the Company's long-term debt consisted of a mortgage note on the Company's headquarters facility with a remaining principal amount of approximately $549,000. The loan currently bears interest at the rate of 7.05% with principal payments amortized over twenty years. The loan matures in March, 1999. A principal reduction of $146,000 was made in March 1995 in connection with a refinancing of the mortgage note in 1994 to obtain the current terms. See
Note 6 of Notes to Consolidated Financial Statements. The Company believes that its liquidity is adequate for future operations.

     Net cash of approximately $1.2 million was used by operations in 1996, compared to net cash provided by operations of approximately $5.0 million in 1995. There were three major reasons for the change in cash flows from operations in 1996 as compared to 1995. The principal reason for the decrease was the change in securities owned in 1996 compared to 1995. In 1996, the change in securities owned used cash of $2.1 million, compared to cash provided from operations of $2.9 million in 1995. Secondly, net earnings were approximately $671,000 in 1996, compared to $1.8 million in 1995. Finally, the settlement of the Internal Revenue Service ("IRS") examination described below resulted in a payment of alternative minimum taxes and interest of approximately $347,000 in 1996.

     During 1996, the Company repurchased 6,342 shares of its common stock for an aggregate cost of $40,925. In 1995, the Company repurchased 24,468 shares for an aggregate cost of approximately $165,000. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares.

Environmental Matters
---------------------

     In January 1988, pursuant to Section 13 of the Texas Solid Waste Disposal Act, the Texas Water Commission ("TWC") listed on the Texas Register a site identified by the TWC as the "Texas American Oil Site" located in Midlothian, Ellis County, Texas as a hazardous waste facility. The site was owned by Texas American Oil Corporation, a formerly wholly-owned subsidiary of the Company, prior to ownership being transferred to TAPI. TAPI was notified by the TWC that TAPI was a potentially responsible party ("PRP") for the site. Early in 1990, TAPI declined a request by the TWC to perform a remedial investigation at the site. The TWC has not issued an Administrative Order or instituted a formal proceeding. TAPI has notified the TWC that TAPI has limited financial resources.

     In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI. In the fourth quarter of 1994 TAPI entered into a consent judgment with the State of Michigan. The consent judgment provided for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 per year in 1995 and 1996. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The remaining liability for this settlement has been accrued as a part of discontinued operations in the consolidated balance sheet.

     TAPI has been identified as a PRP at another waste disposal site operated by an unrelated party. The Company believes that it should have no liability in connection with TAPI's environmental matters.

Results of Operations
---------------------

     The Company had net earnings in 1996 of $671,000, or $.64 per share, compared to net earnings of $1,841,000, or $1.73 per share, in 1995. Total brokerage revenue, which consisted of commissions, fees, and principal trading transactions, was approximately $5.0 million in 1996, a decrease of $3.6 million or 42% from 1995 total brokerage revenue of $8.6 million. Brokerage expenses (including all fixed and variable expenses) decreased by $2.3 million, or 40% from $5.8 million in 1995 to $3.5 million in 1996. Net brokerage income of $1.5 million in 1996 represented a decrease of $1.3 million, or 46%, from net brokerage income of $2.8 million in 1995. The overall decrease in the total brokerage revenue, total brokerage expense and net brokerage income is attributable to the closing of the New York office of Winston on March 31, 1996. The Company expects brokerage revenue and net brokerage income to decrease in the future as it has de-emphasized its retail brokerage business.

     Net investing gains were approximately $772,000 in 1996, a decrease of approximately $1.6 million from the net gains recorded in 1995 of $2.4 million. The decrease in net investing gains reflect variations in investment portfolio composition.

     Interest, dividends and other income totaled $1.3 million in each of 1996 and 1995. Net investment banking revenue of $195,000 and a gain on the sale of Winston's Pacific Stock Exchange Seat of $100,000 in 1996 was offset by decreased interest income on customer account balances at Winston's clearing broker-dealer.

     General and administrative expenses were $2.4 million in 1996, a decrease of approximately $1.6 million or 40% from the $4.0 million recorded in 1995. The decrease was a direct result of decreased administrative costs related to the closing of Winston's New York office, as well as a reduction in operating expense due to a lower headcount, which reduced personnel expense.

Income Taxes
------------

     The Company reached an agreement in 1996 with the IRS which concluded the tax examinations for the years 1988 through 1991. The agreement required the Company to make a final payment of $346,693, including interest of $217,357. As a consequence of the agreement, the Company was required to pay alternative minimum tax ("AMT") for 1995 of approximately $200,000. The Company's net operating loss carryforwards for federal income tax purposes were also reduced by approximately $5.8 million as a result of the examination. For additional information on the IRS examination, see Note 5 of Notes to Consolidated Financial Statements. The AMT expense will be a credit against future regular federal income tax.

Item 7.     FINANCIAL STATEMENTS
            --------------------

The financial statements filed herein are listed below:

     Independent Auditors' Reports
     Financial Statements:
          Consolidated Balance Sheet - December 31, 1996
          Consolidated Statements of Operations -
             Years ended December 31, 1996 and 1995
          Consolidated Statements of Cash Flows -
             Years ended December 31, 1996 and 1995
          Consolidated Statements of Stockholders' Equity -
             Years ended December 31, 1996 and 1995
          Notes to Consolidated Financial Statements
             Years ended December 31, 1996 and 1995

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Kent Financial Services, Inc. and Subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

March 17, 1997
New York, New York

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Kent Financial Services, Inc. and Subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Kent Financial Services, Inc. and Subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.


March 26, 1996
Princeton, New Jersey

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                 ($000 Omitted)

                                                              December 31,
                                                                 1996
                                                              ------------
Cash and cash equivalents                                       $  7,109
Securities owned                                                   7,639
Receivable from clearing broker                                      379

Property and equipment:
  Land and building                                                1,440
  Office furniture and equipment                                     406
                                                                --------
                                                                   1,846
  Accumulated depreciation                                     (     576)
                                                                --------
  Net property and equipment                                       1,270
                                                                --------

Other assets                                                         117
                                                                --------
     Total assets                                                $16,514
                                                                ========


          See accompanying notes to consolidated financial statements.






                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                 ($000 Omitted)



                                                                December 31,
                                                                    1996
                                                                ------------

Liabilities:
  Accounts payable                                                $   126
  Income taxes payable                                                458
  Accrued expenses                                                  1,543
  Long-term debt                                                      549
  Discontinued operations                                             355
                                                                  -------
    Total liabilities                                               3,031
                                                                  -------

Contingent liabilities (Note 9)                                         -

Stockholders' equity:
  Preferred stock without par value,
    500,000 shares authorized;
    none outstanding                                                    -
  Common stock, $.10 par value,
    4,000,000 shares authorized;
    1,046,523 outstanding                                             105
  Additional paid-in capital                                       15,433
  Accumulated deficit                                            (  2,055)
                                                                  -------
    Total stockholders' equity                                     13,483
                                                                  -------
    Total liabilities and stockholders' equity                    $16,514
                                                                  =======



          See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      ($000 Omitted, except per
                                                             share data)
                                                       Year ended December  31,
                                                       -------------------------
                                                        1996               1995
                                                       ------             ------
Revenues:
     Brokerage commissions and fees                    $ 2,953            $ 4,008
     Principal transactions:
       Trading                                           2,086              4,586
       Investing                                           772              2,408
     Interest, dividends and other                       1,314              1,343
                                                       -------            -------
          Total revenues                                 7,125             12,345
                                                       -------            -------

Expenses:
     Brokerage                                           3,484              5,770
     General, administrative and other                   2,437              4,020
     Interest                                              198                406
                                                       -------            -------
           Total expenses                                6,119             10,196
                                                       -------            -------

Earnings before income taxes                             1,006              2,149
Income taxes                                               335                308
                                                       -------            -------
Net earnings                                           $   671            $ 1,841
                                                       =======            =======

Net earnings per common share                          $   .64            $  1.73
                                                       =======            =======

Weighted average number of common shares
  outstanding (in 000's)                                 1,050              1,064
                                                       =======            =======




          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                 Year Ended December 31,
                                                                ------------------------
                                                                  1996             1995
                                                                -------          -------
Cash flows from operating activities:
  Net earnings                                                  $    671         $  1,841
  Adjustments:
      Depreciation and amortization                                  127              200
      Unrealized gains on securities owned                     (     364)       (     233)
      Change in securities owned                               (   2,116)           2,853
      Change in net receivable from clearing broker                  819        (     347)
      Change in interest receivable                                   62        (       1)
      Change in accounts payable and accrued expenses          (     404)             317
      Change in income taxes payable                           (     130)             229
      Other, net                                                     150               91
                                                                --------         --------
      Net cash provided by (used in) operating
        activities                                             (   1,185)           4,950
                                                                --------         --------

Cash flows from investing activities:
  Purchase of property and equipment                           (       3)       (      31)
  Sale of property and equipment                                      32                -
  Loans to employees                                                  50        (     103)
  Other, net                                                          47                1
                                                                --------         --------
      Net cash provided by (used in)
        investing activities                                         126        (     133)
                                                                --------         --------

Cash flows from financing activities:
  Purchase of common stock and stock options                   (      41)       (     165)
  Payments on debt                                             (      50)       (     184)
                                                                --------         --------
      Net cash used in financing activities                    (      91)       (     349)
                                                                --------         --------

Net (decrease) increase in cash and cash equivalents           (   1,150)           4,468
Cash and cash equivalents at beginning of period                   8,259            3,791
                                                                --------         --------
Cash and cash equivalents at end of period                      $  7,109         $  8,259
                                                                ========         ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
      Interest expense                                          $    198         $    406
                                                                ========         ========
      Taxes                                                     $    419         $     38
                                                                ========         ========



                       See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 ($000 Omitted)


                                                                          Additional                              Total
                                                           Common           Paid-In        Accumulated        Stockholders'
                                                            Stock           Capital          Deficit             Equity
                                                           -------       -------------     -----------        -------------
Balance, December 31, 1994                                  $ 108           $15,636         ($ 4,567)            $11,177

Repurchase and cancellation of
 common stock and stock options                            (    3)         (    162)               -            (    165)

Net earnings                                                    -                 -            1,841               1,841
                                                            -----           -------          -------             -------

Balance, December 31, 1995                                    105            15,474         (  2,726)             12,853

Repurchase and cancellation
  of common stock                                               -          (     41)               -            (     41)

Net earnings                                                    -                 -              671                 671
                                                            -----           -------          -------             -------

Balance, December 31, 1996                                  $ 105           $15,433         ($ 2,055)            $13,483
                                                            =====           =======          =======             =======




          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the "Company" or "Kent") and its wholly-owned
subsidiaries,   T.R.  Winston  &  Company,  Inc.  ("Winston"),   Texas  American
Petrochemicals, Inc. ("TAPI") and Asset Value Management, Inc. and its respective subsidiaries, Asset Value Fund Limited Partnership ("AVF"), a limited partnership, and Asset Value Holdings, Inc. TAPI is inactive.

     Cash Equivalents
     ----------------

     The Company considers as cash equivalents all short-term investments with a maturity of three months or less when purchased, which are highly liquid and are readily exchangeable for cash at amounts equal to their stated value. Cash equivalents at December 31, 1996 consisted of U.S. Treasury Bills.

     Securities Owned
     ----------------

     All securities transactions and the related revenues and expenses are accounted for on a trade-date basis. The effect of all unsettled transactions for the period is accrued in the consolidated financial statements.

     The estimated fair value of non-marketable securities owned has been determined in good faith under consistently applied principles by the management of the Company, using available market information and other valuation considerations. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

     Property and Equipment
     ----------------------

     The Company records all property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from five to thirty-four years. Gains or losses on dispositions of property and equipment are included in operating results.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Investment Banking Revenues
     ---------------------------

     Investment banking revenues include gains, losses, and fees net of syndicate expenses arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking management fees are recorded on the offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

     Income Tax
     ----------

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return.

     Net Earnings Per Common Share
     -----------------------------

     Net earnings per common share is based on the weighted average number of shares outstanding adjusted for the assumed conversion of shares issuable upon exercise of options where appropriate.

     Estimates
     ---------

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


2.   SECURITIES BROKERAGE BUSINESS
     -----------------------------

     The  Company's  business  is  comprised  principally  of the  operation  of
Winston, and the management of AVF, an investment partnership. Winston is a licensed securities broker-dealer in all states (except Alaska) and Washington D.C. and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. Winston conducts retail securities brokerage, trading and investment banking activities. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer, Bear Stearns Securities Corporation, under a clearing agreement.

     Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, Winston is required to maintain a minimum net capital, as defined, of $129,000. At December 31, 1996, Winston had net capital, as defined, of $651,297 which was $522,297 in excess of the required minimum. Winston's ratio of aggregate indebtedness to net capital, as defined, was .81 to 1.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

3.   SECURITIES OWNED
     ----------------

     Securities owned consist of the following ($000's omitted):

                                                       Non-
                               Marketable, at     Marketable, at
                                Market Value        Fair Value        Total
                               --------------     --------------    ---------
Equity Securities                 $5,807             $1,706          $7,513
Mutual funds                         126                  -             126
                                  ------             ------          ------
Total                             $5,933             $1,706          $7,639
                                  ======             ======          ======




4.   LEASE COMMITMENTS
     -----------------

     Winston  subleases  part  of  its  premises  at  one  location  to  several subtenants under sublease terms substantially equivalent to Winston's lease agreement. Rental income under these agreements in 1996 and 1995 was approximately $91,000 and $61,000, respectively.

     Future   minimum   rental   requirements   under  terms  of  the  Company's
noncancellable leases are approximately:

                              1997                           $120,000
                              1998                             30,000
                                                             --------
                              Total                          $150,000
                                                             ========


     Aggregate net rent expense for the years ended December 31, 1996 and 1995 was approximately $138,000 and $195,000, respectively.


5.   INCOME TAXES
     ------------

     The components of income tax expense are as follows:


                                                          ($000 Omitted)
                                                       Year Ended December 31,
                                                     -------------------------
                                                       1996             1995
                                                     --------         --------
                  Federal-current                     $259              $132
                  State-current                         76               176
                  Deferred                               -                 -
                                                      ----              ----
                    Total                             $335              $308
                                                      ====              ====


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Total income tax expense for the years ended December 31, 1996 and 1995 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:


                                                             ($000 Omitted)
                                                          Year Ended December 31,
                                                       ---------------------------
                                                         1996               1995
                                                       --------           --------
Income tax expense computed at the
     statutory federal rate on earnings
     before income taxes                               $    342           $    731

Increase (decrease) in tax from:
     Net operating loss carryforward                  (     314)         (      73)
     Utilization of capital loss carryforward                 -          (     595)
     State income tax, net of Federal benefit                50                116
     Alternative minimum tax                                259                132
     Other, net                                       (       2)         (       3)
                                                       --------           --------
          Total income tax expense                     $    335           $    308
                                                       ========           ========


     The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1996 are as follows:

                                                         ($000
                                                        Omitted)
                                                        -------
         Deferred tax assets:
           Operating loss carryforwards                 $2,034
           Alternative minimum tax credit
             carryforward                                  972
           General business credit
            carryforwards                                  921
           State, net of federal benefit                   795
           Other                                           200
                                                        ------
                                                        $4,922
                                                        ======

         Valuation allowance                           ($4,922)
                                                        ======

         Net deferred tax asset                         $    -
                                                        ======



     Deferred income taxes reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 1996, the valuation allowance decreased by approximately $2,663,000.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Significant carryforward balances for Federal income tax purposes as of December 31, 1996 are as follows:

                                                                      Expiration
                                              ($000 Omitted)            Years
                                              --------------          ----------
Net operating loss                               $ 5,984              2006-2009
General business tax credit                      $   921              1997-2000
Alternative minimum tax credit                   $   972                      -



     An examination of the Company's consolidated federal income tax returns for the years 1988 through 1991 was completed by the Internal Revenue Service ("IRS") in 1994. In the written examination report dated January 10, 1994, which was enclosed with a thirty-day letter dated January 13, 1994, the IRS proposed tax deficiencies and penalties for the years under audit of approximately $8.2 million. The Company filed a written protest of the IRS examination report with the Appeals Office within the IRS on March 18, 1994. After the protest was filed, the Appeals Office sent the case back to the Examining Agent for a further review of certain of the issues involved. On January 30, 1995, a request was made by the Company to move the case back to the IRS Appeals Office. On or about September 26, 1995, the Company received a revised examination report which increased the proposed tax deficiencies and penalties for the years under audit to $10.7 million. The Company reached an agreement with the IRS in 1996 which concluded the examination. The Company made a final payment to the IRS of $346,693 including interest of $217,357. As a consequence of the Agreement, the Company was required to pay alternative minimum tax and interest for 1995 of approximately $200,000. The Company's net operating loss carryforwards for federal income tax purposes were also reduced by approximately $5.8 million as a result of the examination.


6.   LONG-TERM DEBT
     --------------

     The mortgage loan collateralized by the Company's headquarters facility bears interest at the rate of 7.05%. Under the terms of the loan, the Company will make monthly payments of approximately $6,000, including interest, through March 1999, at which time the remaining balance is due.


7.   CAPITAL STOCK
     -------------

     Common Stock Repurchases
     ------------------------

     From time to time since April 1988, the Company's Board of Directors has authorized the repurchase of the Company's common stock in the open market or in privately negotiated transactions. On March 26, 1996, the Board of Directors approved a plan to repurchase up to 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. All shares acquired through December 31, 1996 have been canceled and returned to the status of authorized but unissued shares.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Common Stock Options
     --------------------

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

     The following table summarizes option transactions under this plan for 1996 and 1995:

                                                                             Average
                                                             Shares           Price
                                                            -------         ---------
         Options outstanding at December 31, 1994             9,000          $3.875
         Options granted in 1995                             21,000          $4.50
         Options exercised in 1995                                -                -
                                                             ------          -------
         Options outstanding at December 31, 1995
           and 1996                                          30,000          $4.3125
                                                             ======          =======


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

     Pursuant to terms of employment with the Company, an executive officer was granted a non-statutory stock option to purchase an aggregate of 5,000 shares of the Company's stock in 1994. These options were not issued pursuant to the 1987 Non-Qualified Stock Option Plan. At December 31, 1996, 4,000 options with an exercise price of $4.50 remain outstanding.

     The Company does not accrue compensation expense for the issuance of stock options. If it had, pro-forma net earnings and net earnings per share would have been $667,000 and $.63, respectively in 1996 and $1,840,000 and $1.73, respectively in 1995.


8.   COMPENSATION ARRANGEMENTS
     -------------------------

     In April 1990, the Company entered into an employment agreement (the "Agreement") with the Company's Chairman for a three-year term commencing April, 1990 (the "Effective Date") at an annual salary of $175,000 (adjusted to $200,000 in December 1993), which may be increased but not decreased at the discretion of the Board of Directors. The

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to $200,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement he shall be paid an annual disability payment equal to 80% of his base salary in effect at the time of the disability. The Company has accrued for the contingent payments under this Agreement.


9.   CONTINGENCIES
     -------------

     Environmental Matters
     ---------------------

     In January 1988, pursuant to Section 13 of the Texas Solid Waste Disposal Act, the Texas Water Commission ("TWC") listed on the Texas Register a site identified by the TWC as the "Texas American Oil site" located in Midlothian, Ellis County, Texas as a hazardous waste facility. The site was owned by Texas American Oil Corporation, a formerly wholly-owned subsidiary of the Company, prior to ownership being transferred to TAPI. TAPI has been notified by the TWC that TAPI is a potentially responsible party ("PRP") for the site. Early in 1990 the TWC requested that TAPI perform a remedial investigation at the site, which TAPI has declined. The TWC has not issued an Administrative Order or instituted a formal proceeding. TAPI has notified the TWC that TAPI has limited financial resources.


     In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI. In the fourth quarter of 1994, TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 per year in 1995 and 1996. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The liability had been accrued for in prior years as part of discontinued operations.

     TAPI has been identified as a PRP at another Texas waste disposal site operated by an unrelated party. The Company believes that it should have no liability in connection with TAPI's environmental matters.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Receivable from Clearing Broker
     -------------------------------

     Winston conducts its business on a fully disclosed basis with one clearing broker, Bear Stearns Securities Corporation, on behalf of its customers and for its own proprietary accounts. The clearing operations for Winston's customer accounts and proprietary transactions are performed by its clearing broker pursuant to a clearance agreement.

     At December 31, 1996, substantially all the securities owned and the total receivable from clearing broker are positions with and amounts due from this clearing broker. The Company is subject to credit risk should the clearing broker be unable to pay this balance.


10.  TRANSACTIONS WITH RELATED PARTIES
     ----------------------------------

     Rosenman & Colin LLP ("R&C") has performed legal work for the Company and its affiliates in 1996 and 1995. Natalie I. Koether, wife of the Chairman and President of the Company is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 1996 and 1995 were approximately $194,000 and $273,000, respectively. Mrs. Koether received $142,500 and $60,000 in 1996 and 1995, respectively, as an employee.

     Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 1996 and 1995.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, 401(k) benefits and office supplies. Such reimbursements were approximately $170,000 and $225,000 during 1996 and 1995, respectively.

     Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from those affiliates totaling approximately $121,000 and $152,000 during 1996 and 1995, respectively.


11.  OFF-BALANCE SHEET RISK
     ----------------------

     The Company is engaged in various trading and brokerage activities, on an agency and principal basis. The Company's exposure to off-balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill their obligations arising from a transaction.

     The Company is also engaged in various investment banking activities in which counterparties include broker-dealers, banks, and other institutional customers. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty or issuer prior to consumation of such transactions.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------

     On December 9, 1996, the Company engaged Deloitte & Touche LLP as its certified public accountant for the 1996 fiscal year, thereby replacing Coopers & Lybrand L.L.P. ("C&L"). The change was approved by the Company's Board of Directors.

     No report on the financial statements of the Company issued by C&L during the last two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through December 9, 1996, between C&L and the Company concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved would have required C&L to make reference to the subject matter thereof in connection with its report. During the last two fiscal years and through December 9, 1996, none of the events listed in items (1) through (3) of Item 304(a)(1)(iv)(B) of Regulation S-B have occurred; during such period the Company has not consulted with Deloitte & Touche LLP regarding any matter referred to under paragraphs (i) and (ii) of Item 304(a)(2) of Regulation S-B.

                                    PART III



Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
          -------------------------------------------------------------

     All of the members of the current Board of Directors were elected at the 1996 Annual Meeting and all will serve until the next Annual Meeting or until their successors have been elected and shall qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 28, 1997 are as follows:



              Name                       Age                       Position Held
            --------                   --------                  ------------------
         Paul O. Koether                  60                     Chairman, Director and
                                                                   President

         Mathew E. Hoffman                43                     Director

         Casey K. Tjang                   58                     Director

         M. Michael Witte                 71                     Director

         John W. Galuchie, Jr.            44                     Vice President and
                                                                   Treasurer

         Mark Koscinski                   39                     Vice President
------------------------------------

     Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since July 1987 and President since October 1990 of the Company and the general partner since 1990 of Shamrock Associates, ("Shamrock") an investment partnership which is the principal stockholder of the Company and
(ii) various positions with affiliates of the Company, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston") and since July 1992, a director of American Metals Service, Inc., ("AMS") which was an indirect, majority-owned subsidiary of the Company before its shares were distributed to the Company's shareholders. AMS currently is seeking to acquire an operating business. Mr. Koether also has been Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., formerly American Holdings, Inc., ("Pure World") and since December 1994 has been a director and since January 1995 has been Chairman of Pure World's majority-owned subsidiary, Madis Botanicals, Inc., ("Madis") a manufacturer and distributor of natural products. He is also Chairman and a director of Pure World's principal stockholder, Sun Equities Corporation, ("Sun") a private company. Mr. Koether served as Chairman and a director of NorthCorp Realty Advisors, Inc., an asset management company, ("NorthCorp") from June 1992 when it was acquired by Pure World until August, 1994 when it was merged and renamed Crown NorthCorp, Inc.

     Mathew E. Hoffman. Since January 1997, he has been head of the litigation department of Todtman, Young, Nachamie, Hendler & Spizz P.C. From May 1994 until January, 1997 Mr. Hoffman was a partner of the law firm of Rosen & Reade. From February 1989 to May 1994, he was a partner of Keck, Mahin & Cate.

     Casey K. Tjang. Since December 1995, he has been a director and secretary and since September 1996, Chief Financial Officer of Leading Edge Packaging, Inc., a marketing, wholesaler and distribution company of consumer product packagings. From 1991 to 1995, Mr. Tjang served as President and Chief Executive Officer of First Merchant Bankers, Inc., a privately-owned investment company, whose business is focused in the Asia Pacific rim, and from 1993 to 1995, he was an Executive Director of Starlite Holdings Limited, a printer and manufacturer of packaging materials. From March 1991 until February 1995, Mr. Tjang was a director of Concord Camera Corp., which manufactures and distributes camera equipment. Prior to March 1991, he was managing director and Vice President of the Trade and Merchant Banking Group of Midlantic National Bank where he was employed for twelve years.

     M. Michael Witte. Since August 1980, he has been President of M. M. Witte & Associates, Inc., a private corporation which is engaged in oil and gas consulting and investment management. In November, 1995 Mr. Witte was elected Co-Chairman of The American Drilling Company, L.L.C. and on August 1, 1996 he was elected President and Chief Executive Officer of South Coast Oil Corporation, positions he still holds. From April 1991 to June 1995 Mr. Witte was a director of Search Exploration, Inc., a publicly held corporation until it was acquired by Harken Energy Corporation, which, through its wholly-owned subsidiary, McCulloch Energy, Inc. ("McCulloch") was engaged in the acquisition, exploration, development and production of oil and natural gas properties in the United States. Mr. Witte was Chairman of McCulloch from April 1991 through June 1995.

     John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (ii) Winston, as President and Treasurer since September 1989; (iii) Pure World, as Executive Vice President since April 1988 and director from January 1990 until October 1994; and (iv) NorthCorp as a director from June 1992 until August 1996 and as Secretary, from November 1992 to August 1994.

     Mark Koscinski, a certified public accountant, is principally engaged in the following businesses: since August 1993 (i) the Company and Winston as Vice President; (ii) Pure World, as Senior Vice President; and (iii) since December 1994, Madis, as director, Vice President, Secretary and Treasurer. Previously, Mr. Koscinski had served as Vice President of Accounting Operations with Chemical Bank of New York from October 1992 to August 1993. From February 1986 to October 1992, Mr. Koscinski was employed by the Howard Savings Bank (the
"Howard") in New Jersey in various positions, concluding as its Corporate Controller. The Howard was placed into receivership by the Federal Deposit Insurance Corporation on October 2, 1992.

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


Item 10.  EXECUTIVE COMPENSATION
          ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, for those persons who were, at December 31, 1996 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").


                                      Summary Compensation Table
                                      ---------------------------

                                                                                     Long-Term
                                                 Annual Compensation<F1><F2>        Compensation           Other
Name and Principal                      ----------------------------------------  -----------------      ---------
Officer                       Year      Salary        Bonus            Other<F3>      Options(#)

Paul O. Koether               1996     $200,000       $65,000          $142,366
Chairman, Presi-              1995     $200,000       $90,000          $141,956                -                -
dent and Chief                1994     $200,000       $     -          $132,917                -                -
Executive Officer


John W. Galuchie, Jr.         1996     $160,000       $15,000          $    892
Vice President                1995     $160,000       $21,000          $    259                -                -
and Treasurer                 1994     $160,000       $     -          $     62                -                -

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


     There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 1995 or 1996 to the Named Officers.

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

     The table below contains information concerning the exercise of options by the Named Officers during 1996 and the fiscal year-end value of unexercised options held by the Named Officers.



                                Aggregated Option Exercises in Last Fiscal Year and
                                           Fiscal Year-End Option Values

                     Number of                                                        Value of Unexercised
                  Shares Acquired       Value           Number of Unexercised         In-the-Money Options
                    on Exercise        Realized      Options at December 31, 1996     at December 31, 1996
                 -----------------    ----------   -------------------------------  -------------------------
                                                     Exercisable   Unexercisable    Exercisable   Unexercisable
                                                   --------------  ---------------  -----------   -------------
Paul O.
Koether                     -           $  -                  -               -       $     -               -

John W.
Galuchie, Jr.               -           $  -              5,000               -       $25,625               -


Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a monthly fee of $750 plus $200 for each day of attendance at board and committee meetings.
During 1996, the Company paid directors' fees in the aggregate amount of approximately $30,000.

Compensation Arrangements
-------------------------

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 1997 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.


                                   Amount and Nature
 Name and Address                    of Beneficial                  Percent of
of Beneficial Owner                  Ownership<F1>                    Class
-------------------               -------------------             --------------

Paul O. Koether                          468,177<F2>                  43.68%
 211 Pennbrook Road
 Far Hills, NJ 07931

Shamrock Associates                      417,470                      38.95%
 211 Pennbrook Road
 Far Hills, NJ 07931

M. Michael Witte                          12,000                      1.12%
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Casey K. Tjang                            10,000                      <F4>
 56 Hall Drive
 Clark, NJ 07066

Mathew E. Hoffman                          7,000                      <F4>
 62 Rosehill Avenue
 New Rochelle, NY  10804

John W. Galuchie, Jr.                     24,166<F3>                   2.25%
 376 Main Street
 Bedminster, NJ 07921

Mark Koscinski                             5,000                      <F4>
 376 Main Street
 Bedminster, NJ 07921

All Directors and Officers               512,177                      47.88%
 as a Group (6 persons)
-----------------------------------------

<F1> The beneficial  owner has both sole voting and sole investment  powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of Shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Mr. Witte (7,000 shares); Mr. Tjang (7,000 shares); Mr. Hoffman (7,000 shares); Mr. Galuchie (5,000 shares); Mr. Koscinski (4,000 shares); and all directors and officers as a group (30,000 shares).





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

<F3> Includes  14,166  Shares owned by Sun, a private  corporation  of which Mr.
     Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of such shares.

<F4> Less than 1 percent.



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 1996 and 1995. Natalie I. Koether, wife of the Chairman and President of the Company, is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 1996 and 1995 were approximately $194,000 and $273,000, respectively. Mrs. Koether received $142,500 and $60,000 in 1996 and 1995, respectively, as an employee.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, 401(k) benefits and office supplies. Such reimbursements were approximately $170,000 and $225,000 during 1996 and 1995, respectively.

     Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from these affiliates totaling approximately $121,000 and $152,000 during 1996 and 1995, respectively.

                                     PART IV


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     The following exhibits are filed as part of this report:



(a)  Exhibits
     --------

     3.1          Bylaws of the Registrant, as amended. <F1>

     3.2(a) Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative
                  Convertible Exchangeable Preferred Stock). <F2>

     3.2(b)       Certificate of Amendment to Certificate of Incorporation.<F3>

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

    10.1          1987 Non-Qualified Executive Stock Option Plan. <F6>

    10.2 Employment Agreement, dated as of April 6, 1990 by and between Texas American Energy Corporation and Paul 0. Koether. <F7>

    10.3          Notice of Proposed Settlement. <F8>

    10.4          Consent Judgment referred to in "Part I - Item 3 - LEGAL
                  PROCEEDINGS." <F9>

    21            Subsidiaries<F10>

    27            Financial Data Schedule<F10>

(b)  Reports on Form 8-K.
     --------------------

      On December 9, 1996 the Company filed an 8-K reporting a change in accountants from Coopers & Lybrand L.L.P. to Deloitte & Touche LLP.

-------------------





<F1> Incorporated by reference to Texas American Energy Corporation Registration
     Statement, as amended, on Form S-l, No. 33-11109.
<F2> Incorporated by reference to Texas American Energy  Corporation  Form 10-K, for the fiscal year ended December 31, 1984.
<F3> Incorporated  by reference to Texas American Energy  Corporation  Form 10-K for the fiscal year ended December 31, 1987.
<F4> Incorporated by reference to Kent Financial  Services,  Inc. Form 10-Q for the quarter ended September 30, 1991.
<F6> Incorporated  by  reference  to Texas  American  Energy  Corporation  Proxy
     Statement dated November 11, 1987.
<F7> Incorporated  by reference to Kent Financial  Services,  Inc. Form 10-Q for the quarter ended June 30, 1990.
<F8> Incorporated by reference to Kent Financial Services,  Inc. Form 10-QSB for the quarter ended June 30, 1993.
<F9> Incorporated by reference to Kent Financial Services,  Inc. Form 10-QSB for the quarter ended September 30, 1994.
<F10>Filed herewith.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KENT FINANCIAL SERVICES, INC.


Dated:  March 26, 1997                      BY  /s/ Paul O. Koether
                                                -------------------
                                                Paul 0. Koether
                                                Chairman of the Board, President
                                                and Director
                                                (Principal Executive Officer)



                                            BY   /s/ Mark Koscinski
                                                 -------------------
                                                 Mark Koscinski
                                                 Vice President
                                                (Principal Financial and
                                                 Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 26, 1997                           /s/ Paul O. Koether
                                                 -------------------
                                                 Paul 0. Koether
                                                 Chairman of the Board,
                                                 President and Director
                                                (Principal Executive Officer)


Dated:  March 26, 1997                           /s/ Mathew E. Hoffman
                                                 ---------------------
                                                 Mathew E. Hoffman
                                                 Director


Dated:  March 26, 1997                           /s/ M. Michael Witte
                                                 --------------------
                                                 M. Michael Witte
                                                 Director

Dated:  March 26, 1997                           /s/ Casey K. Tjang
                                                 ------------------
                                                 Casey K. Tjang
                                                 Director