Form 10QSB
period 1997-03-31
KENT FINANCIAL SERVICES INC
filed 1997-05-05
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1997
                                            --------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                          Kent Financial Services, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               75-1695953
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-0078
               ------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
              --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1997, the issuer had 1,029,853 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
Yes _____  No   X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                               March 31,
                                                                 1997
                                                              ----------


Cash and cash equivalents                                      $ 6,990
U.S. Treasury securities                                           146
Securities owned                                                 5,748
Receivable from clearing broker                                    683
Property and equipment:
     Land and building                                           1,440
     Office furniture and equipment                                216
                                                               -------
                                                                 1,656
     Accumulated depreciation                                 (    386)
                                                               -------
     Net property and equipment                                  1,270
                                                               -------
Other assets                                                       155
                                                               -------
          Total assets                                         $14,992
                                                               =======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                               March 31,
                                                                 1997
                                                              ----------
Liabilities:
   Accounts payable                                            $   135
   Accrued expenses                                                948
   Long-term debt                                                  540
   Accrual for discontinued operations                             453
                                                               -------
          Total liabilities                                      2,076
                                                               -------

Contingent liabilities                                               -

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none outstanding                             -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,041,860 outstanding                      104
   Additional paid-in capital                                   15,398
   Accumulated deficit                                        (  2,586)
                                                               -------
          Total stockholders' equity                            12,916
                                                               -------
          Total liabilities and stockholders' equity           $14,992
                                                               =======





          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)




                                                             Three Months Ended
                                                                  March 31,
                                                           ------------------------
                                                            1997               1996
                                                           ------             -----
Revenues:
     Brokerage commissions and fees                        $  423             $  946
     Principal transactions:
       Trading                                                365                703
       Investing gains (losses)                           (   481)               520
     Interest, dividends and other                            198                379
                                                           ------             ------
                                                              505              2,548
                                                           ------             ------

Expenses:
     Brokerage                                                526              1,113
     General, administrative and other                        505                801
     Interest                                                  52                124
                                                           ------             ------
                                                            1,083              2,038
                                                           ------             ------

Earnings (loss) before income taxes                       (   578)               510
Provision (benefit) for income taxes                      (    47)               115
                                                           ------             ------
Net earnings (loss)                                       ($  531)            $  395
                                                           ======             ======

Net earnings (loss) per common share                      ($  .51)            $  .38
                                                           ======             ======

Weighted average number of common
  shares outstanding (in 000's)                             1,043              1,051
                                                           ======             ======





          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)

                                                             Three Months Ended
                                                                  March 31,
                                                           ------------------------
                                                            1997               1996
                                                           ------             -----

Cash flows from operating activities:
     Net earnings (loss)                                  ($  531)            $  395
     Adjustments:
       Depreciation and amortization                            8                 97
       Change in unrealized (gains)
         losses on securities owned                           606            (   348)
       Change in securities owned
         and U.S. Treasury securities                       1,140            (   141)
       Change in receivable from
         clearing broker                                  (   901)           (    65)
       Change in accounts payable and
         accrued expenses                                 (   122)           (   179)
       Change in income taxes payable                     (   225)               100
       Other, net                                         (    33)                12
                                                           ------             ------
       Net cash used in operating
         activities                                       (    58)           (   129)
                                                           ------             ------

Cash flows from investing activities:
     Purchase of property and equipment                   (     7)           (     2)
     Other                                                (    10)                20
                                                           ------             ------
       Net cash provided by
         (used in) investing activities                   (    17)                18
                                                           ------             ------
Cash flows from financing activities:
     Purchase of common stock                             (    36)           (    16)
     Payments on debt                                     (     8)           (     7)
     Other                                                      -            (    13)
                                                           ------             ------
       Net cash used in financing
             activities                                   (    44)           (    36)
                                                           ------             ------
Net decrease in cash and cash
  equivalents                                             (   119)           (   147)
Cash and cash equivalents at
  beginning of period                                       7,109              8,259
                                                           ------             ------
Cash and cash equivalents at end of
  period                                                   $6,990             $8,112
                                                           ======             ======

Supplemental disclosure of cash flow information:
     Cash paid for:
       Interest expense                                    $   52             $  124
                                                           ======             ======
       Taxes                                               $  190             $    1
                                                           ======             ======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996

                                   (Unaudited)



1.   Financial Condition and Operating Results
     ------------------------------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and Subsidiaries (the "Company") as of March 31, 1997 and for the quarters ended March 31, 1997 and 1996 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

     The results of operations for the quarters ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary, and the management of Asset Value Fund Limited Partnership ("AVF"), an investment partnership whose primary purpose is to make large investments in a limited number of portfolio companies whose securities are considered undervalued by the partnership's management. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer under a clearing agreement.

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital, as defined, of $125,000. At March 31, 1997, Winston had net capital, as defined, of approximately $672,000 which was $547,000 in excess of the required minimum.

3.   Securities Owned
     ----------------

     Securities owned consist of the following ($000's omitted):


                                                  Non-
                         Marketable, at       Marketable, at
                          Market Value          Fair Value          Total
                        ----------------     ----------------      -------
Equity
  securities:
     AVF                     $3,735               $1,748            $5,483
     Winston                     66                    -                66
     Other                      108                    -               108

Mutual funds                     91                    -                91
                             ------               ------            ------
       Total                 $4,000               $1,748            $5,748
                             ======               ======            ======



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

Item 2.   Management's Discussion and Analysis or Plan of
          Operation
          -----------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $6,990,000, U.S. Treasury securities with an original maturity greater than 90 days of $146,000 and securities owned (at fair value) of $5,748,000 at March 31, 1997. For additional information on securities owned, see Note 3 of Notes to Consolidated Financial Statements. The Company believes that its financial resources are sufficient for future operations.

     Net cash used in operations for the quarters ended March 31, 1997, and March 31, 1996 was approximately $58,000 and $129,000 respectively. In the first quarter of 1997, a net change in securities owned generated cash flows of $1,140,000. The cash inflow generated from the change in securities owned was offset by a change in the receivable from the clearing broker and the payment of accounts payable, accrued expenses, and income taxes. The net loss of $531,000 for the first quarter of 1997 did not utilize cash flows as net unrealized investing losses were the major components of the net loss. In the comparable quarter of 1996, net income was $395,000, but net unrealized gains on securities owned of $348,000, a component of net income, did not generate cash inflows. The net changes in securities owned and receivable from the clearing broker resulted in a cash outflow of $206,000.


Material Changes in Results of Operations
-----------------------------------------

     The Company had a net loss of $531,000, or $.51 per share, for the three months ended March 31, 1997, compared to net income of $395,000, or $.38 per share, for the comparable period in 1996.

     Total brokerage income (consisting of brokerage commissions, fees and principal trading transactions) for the three months ended March 31, 1997 decreased by approximately $861,000, or 52%, to $788,000 from $1,649,000 in the comparable 1996 period. Brokerage expenses (including all fixed and variable expenses) decreased by $587,000, or 53%, from $1,113,000 in the quarter ended March 31, 1996, to $526,000 in the quarter ended March 31, 1997. Net brokerage income of $262,000 for the three months ended March 31, 1997 reflected a $274,000 decrease from $536,000 for the same period in 1996. The decrease in brokerage revenue and expenses was due to the closing of the New York office of
T. R. Winston & Company,  Inc.  ("Winston")  on March 31, 1996.  For  additional
information  on  Winston,  see  Note  2  of  Notes  to  Consolidated   Financial
Statements.

     Net investing gains (losses) were ($481,000) and $520,000 for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, net realized gains were $125,000 and net unrealized losses were $606,000. For the comparable period in 1996, net investing gains were composed of realized gains of $172,000 and unrealized gains of $348,000. The change in net investing gains (losses) was due principally to a decline in the valuation of selected securities owned in the first quarter of 1997.

     Interest, dividend and other income was $198,000 and $379,000 for the three months ended March 31, 1997, and 1996 respectively. The decrease was due to lower interest income, which was the result of lower investable balances of the Company's cash equivalents and lower customer balances at the clearing broker.

     General and administrative expenses were $505,000 and $801,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease from the first quarter of 1996 to the first quarter of 1997 was the result of decreased costs related to the closing of Winston's New York office. The principal reductions in general and administrative expenses were lower personnel expenses of $89,000 (due to a lower headcount) and lower occupancy and depreciation expenses of $164,000. Other general and administrative expenses (including postage, supplies and office services) decreased by $43,000.

PART II - OTHER INFORMATION
---------------------------

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibits

     (27).     Financial Data Schedule for the three months ended
               March 31, 1997.

     (b)       Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             KENT FINANCIAL SERVICES, INC.




Dated:  May 5, 1997                          By:   /s/ John W. Galuchie, Jr.
                                                   -----------------------------
                                                   John W. Galuchie, Jr.
                                                   Vice President