Form 10QSB
period 1997-06-30
KENT FINANCIAL SERVICES INC
filed 1997-08-14
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1997, the issuer had 1,025,570 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
Yes _____  No   X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                                     June 30,
                                                                       1997
                                                                    ----------

Cash and cash equivalents                                            $ 8,369
U.S. Treasury securities, at cost,
  which approximates market                                              136
Securities owned                                                       4,610
Net receivable from clearing agent                                       270
Property and equipment:
     Land and building                                                 1,440
     Office furniture and equipment                                      216
                                                                     -------
                                                                       1,656
     Accumulated depreciation                                       (    400)
                                                                     -------
     Net property and equipment                                        1,256
                                                                     -------
Other assets                                                             152
                                                                     -------
          Total assets                                               $14,793
                                                                     =======









          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                                     June 30,
                                                                       1997
                                                                    ----------
Liabilities:
   Accounts payable                                                  $   144
   Accrued expenses                                                      972
   Long-term debt                                                        533
   Accrual for discontinued operations                                   453
                                                                     -------
     Total liabilities                                                 2,102
                                                                     -------

Stockholders' equity:
   Preferred stock without par value, 500,000                              -
     shares authorized; none issued
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,029,820 outstanding                            103
   Additional paid-in capital                                         15,314
   Accumulated deficit                                              (  2,726)
                                                                     -------
     Total stockholders' equity                                       12,691
                                                                     -------
     Total liabilities and stockholders' equity                      $14,793
                                                                     =======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                             Three Months Ended
                                                                  June 30,
                                                           ------------------------
                                                            1997               1996
                                                           ------             ------

Revenues:
     Brokerage commissions and fees                        $  350              $  969
     Principal transactions:
          Trading                                             420                 561
          Investing gains (losses)                        (    91)                532
     Interest, dividends and other                            222                 403
                                                           ------              ------
                                                              901               2,465
                                                           ------              ------

Expenses:
     Brokerage                                                530               1,083
     General, administrative and other                        456                 691
     Interest                                                  73                  23
                                                           ------              ------
                                                            1,059               1,797
                                                           ------              ------

Earnings (loss) before income taxes                       (   158)                668
Provision (benefit) for income taxes                      (    18)                171
                                                           ------              ------
Net earnings (loss)                                       ($  140)             $  497
                                                           ======              ======

Net earnings (loss) per common share                      ($  .14)             $  .47
                                                           ======              ======


Weighted average number of common
  shares outstanding (in 000's)                             1,031               1,050
                                                           ======              ======



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                             Six Months Ended
                                                                 June 30,
                                                          ------------------------
                                                           1997               1996
                                                          ------             ------
Revenues:
     Brokerage commissions and fees                       $  773             $1,915
     Principal transactions:
          Trading                                            785              1,264
          Investing gains (losses)                       (   572)             1,052
     Interest, dividends and other                           420                782
                                                          ------             ------
                                                           1,406              5,013
                                                          ------             ------

Expenses:
     Brokerage                                             1,056              2,195
     General, administrative and other                       961              1,492
     Interest                                                125                147
                                                          ------             ------
                                                           2,142              3,834
                                                          ------             ------

Earnings (loss) before income taxes                      (   736)             1,179
Provision (benefit) for income taxes                     (    65)               286
                                                          ------             ------
Net earnings (loss)                                      ($  671)            $  893
                                                          ======             ======

Net earnings (loss) per common share                     ($  .65)            $  .85
                                                          ======             ======

Weighted average number of common
  shares outstanding (in 000's)                            1,037              1,051
                                                          ======             ======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                             Six Months Ended
                                                                 June 30,
                                                          ------------------------
                                                          1997                1996
                                                         ------              ------
Cash flows from operating activities:
     Net earnings (loss)                                ($  671)             $  893
     Adjustments:
          Depreciation and amortization                      30                  96
          Unrealized (gains) losses on
            securities owned                                586             (   730)
          Change in securities owned
            and U.S. Treasury securities                  2,307             (   803)
          Change in net receivable from
            clearing broker-dealer                      (   462)                116
          Change in accounts payable and
            accrued expenses                            (   342)                 44
          Other, net                                    (    35)                 20
                                                         ------              ------
          Net cash provided by (used in)
            operating activities                          1,413             (   364)
                                                         ------              ------


Cash flows from investing activities:
     Sale (purchase) of equipment, net                  (    16)                 34
     Other, net                                               -                  78
                                                         ------              ------
          Net cash provided by
            (used in) investing activities              (    16)                112
                                                         ------              ------


Cash flows from financing activities:
     Purchase of common stock                           (   121)            (    17)
     Payments on debt                                   (    16)            (     8)
     Other                                                    -             (    12)
                                                         ------              ------
          Net cash used in financing
            activities                                  (   137)            (    37)
                                                         ------              ------

Net increase (decrease) in cash and
  cash equivalents                                        1,260             (   289)
Cash and cash equivalents at
  beginning of period                                     7,109               8,259
                                                         ------              ------
Cash and cash equivalents at end of
  period                                                 $8,369              $7,970
                                                         ======              ======

Supplemental disclosure of cash flow information:
     Cash paid for:
       Interest expense                                  $  125              $  147
                                                         ======              ======
       Taxes                                             $  142              $    1
                                                         ======              ======



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

                                   (Unaudited)



1.   Financial Condition and Operating Results
     -----------------------------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year or for any other period.


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

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital, as defined, of $121,000. At June 30, 1997, Winston had net capital, as defined, of approximately $681,000 which was $560,000 in excess of the required minimum.


3.   Securities Owned
     ----------------

     Securities owned consist of the following ($000's omitted):



                          Market Value          Fair Value          Total
                        ----------------     ----------------      -------
Equity
  securities:
     AVF                     $1,621               $2,732            $4,353
     Winston                     94                    -                94
     Other                       75                    -                75

Mutual funds                     88                    -                88
                             ------               ------            ------
       Total                 $1,878               $2,732            $4,610
                             ======               ======            ======




     The estimated fair value of securities owned has been determined in good faith under consistently applied principles by the management of the Company, using available market information and other valuation considerations. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


4.   Net Earnings (Loss) Per Common Share
     ------------------------------------

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

Item 2.   Management's Discussion and Analysis or Plan of
          Operation
          -----------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $8.4 million, U.S. Treasury securities with an original maturity of over ninety days of $136,000, and securities owned of $4.6 million at June 30, 1997. See Note 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. Net cash provided by operations was $1.4 million in the six months ended June 30, 1997 compared to a net use of cash by operations of $364,000 in the comparable period of 1996. Cash flow from operations increased principally from the change in securities owned and U.S. Treasury securities less the change in the net receivable from the clearing broker, accounts payable and all other accrued expenses. Net cash used in financing activities of $137,000 for the six months ended June 30, 1997 was principally comprised of the purchase of Company common stock, which was subsequently retired. The Company believes that its liquidity is sufficient for future operations.


Material Changes in Results of Operations
-----------------------------------------

     The Company had a net loss of $140,000, or $.14 per share, for the three months ended June 30, 1997 compared to net income of $497,000 or $.47 per share, for the comparable quarter in 1996. For the six months ended June 30, 1997, the net loss was $671,000, or $.65 per share, compared to net income of $893,000, or $.85 per share, for the comparable period in the prior year.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended June 30, 1997 was $770,000, a decrease of approximately $760,000, or 49.7%, from $1.5 million in the comparable 1996 period. Total brokerage income was $1.6 million for the six months ended June 30, 1997, a decrease of $1.6 million or 51% from $3.2 million for the six month period ended June 30, 1996. Brokerage expenses (including all fixed and variable expenses) decreased by $553,000, or 51.1%, from $1.1 million in the quarter ended June 30, 1996, to $530,000 for the three months ended June 30, 1997. For the six months ended June 30, 1997, brokerage expenses were $1.1 million compared to $2.2 million for the comparable period in the prior year, a decrease of $1.1 million or 51.9%. Net brokerage income of $240,000 for the three months ended June 30, 1997 decreased from $447,000 from the same period in 1996, a decrease of $207,000 or 46.3%. For the six month period ended June 30, 1997, net brokerage income was $502,000, compared to $984,000 for the six months ended June 30, 1996, a decrease of $482,000, or 49%.

     The decrease in total brokerage income, total brokerage expense and net brokerage income was attributable to the closing of the New York office of T. R. Winston & Company, Inc. ("Winston") on March 31, 1996 and a decrease in the total number of brokers employed at Winston during 1997.

     Investing losses were $91,000 and $572,000 for the three and six months ended June 30, 1997, respectively, compared to gains of $532,000 and $1.1 million, respectively for the comparable periods in 1996. Substantially all of the investing losses in 1997 were unrealized. The decrease in net investing gains from the three and six month periods ended June 30, 1996 to the comparable periods in 1997 reflected the decline in the valuation of selected securities owned in 1997. See Note 3 of Notes of Consolidated Financial Statements for additional information on the valuation of securities owned.

     Interest, dividend and other income was $222,000 and $420,000 for the three and six months ended June 30, 1997, respectively, compared to $403,000 and $782,000 for the comparable periods in the prior year. Interest, dividend and other income decreased in the Second Quarter 1997 compared to the Second Quarter 1996 due principally to the sale of Winston's Pacific Stock Exchange seat in the Second Quarter 1996, which resulted in a gain of $100,000 and lower interest income resulting from lower customer balances at the clearing broker dealer.

     General and administrative expenses were $456,000 and $691,000 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of $235,000 or 34%. For the six month periods ended June 30, 1997 and 1996, general and administrative expenses were $1.0 million and $1.5 million respectively, a decrease of $531,000 or 35.6%. The decreases for each of the periods in 1997 compared to the same periods in 1996 were the result of lower administrative costs related to the closing of Winston's New York office, as well as lower overall transaction volume.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on. The Company does not believe the adoption of SFAS No. 131 will have a material impact on current disclosures.

PART II - OTHER INFORMATION

Item 6. -    Exhibits and Reports on Form 8-K
-------      --------------------------------

             (a)      Exhibits

                      27. Financial Data Schedule for the six months ended June 30, 1997.


             (b)      Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             KENT FINANCIAL SERVICES, INC.


Dated:  August 14, 1997                      By:   /s/ Mark Koscinski
                                                   -----------------------------
                                                   Mark Koscinski
                                                   Vice President and
                                                   Principal Accounting Officer