Form 10QSB
period 1997-09-30
KENT FINANCIAL SERVICES INC
filed 1997-11-10
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   September 30, 1997

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1997, the issuer had 1,017,999 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
Yes _____  No   X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                             September 30,
                                                                 1997
                                                             -------------

Cash and cash equivalents                                      $ 8,168
Securities owned                                                 5,124
Net receivable from clearing broker                                664
Property and equipment:
     Land and building                                           1,440
     Office furniture and equipment                                225
                                                               -------
                                                                 1,665
     Accumulated depreciation                                 (    410)
                                                               -------
     Net property and equipment                                  1,255
                                                               -------
Other assets                                                       140
                                                               -------
          Total assets                                         $15,351
                                                               =======



          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                             September 30,
                                                                 1997
                                                             -------------
Liabilities:
   Securities sold, not purchased                               $   755
   Accrued expenses                                               1,149
   Long-term debt                                                   525
   Accrual for discontinued operations                              408
                                                                -------
       Total liabilities                                          2,837
                                                                -------

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none issued                                   -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,018,040 issued
       and outstanding                                              102
   Additional paid-in capital                                    15,248
   Accumulated deficit                                         (  2,836)
                                                                -------
       Total stockholders' equity                                12,514
                                                                -------
       Total liabilities and stockholders' equity               $15,351
                                                                =======



          See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)



                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                        1997               1996
                                                       ------             ------
Revenues:
     Brokerage commissions and fees                    $  474             $  743
     Principal transactions:
          Trading                                         418                481
          Investing gains (losses)                    (     5)                44
     Interest, dividends and other                        238                251
                                                       ------             ------
                                                        1,125              1,519
                                                       ------             ------

Expenses:
     Brokerage                                            582                741
     General, administrative and other                    583                639
     Interest                                              89                 24
                                                       ------             ------
                                                        1,254              1,404
                                                       ------             ------

Earnings (loss) before income taxes                   (   129)               115
Provision (benefit)for income taxes                   (    20)                53
                                                       ------             ------
Net earnings (loss)                                   ($  109)            $   62
                                                       ======             ======

Net earnings (loss) per common share                  ($  .11)            $  .06
                                                       ======             ======


Weighted average number of common
  shares outstanding (in 000's)                         1,022              1,050
                                                       ======             ======



          See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)




                                                          Nine Months Ended
                                                            September 30,
                                                      --------------------------
                                                        1997               1996
                                                      -------            -------
Revenues:
     Brokerage commissions and fees                   $1,247              $2,658
     Principal transactions:
          Trading                                      1,203               1,745
          Investing gains (losses)                   (   577)              1,096
     Interest, dividends and other                       658               1,033
                                                      ------              ------

                                                       2,531               6,532
                                                      ------              ------

Expenses:
     Brokerage                                         1,638               2,936
     General, administrative and other                 1,544               2,131
     Interest                                            214                 171
                                                      ------              ------

                                                       3,396               5,238
                                                      ------              ------

Earnings (loss) before income taxes                  (   865)              1,294
Provision (benefit) for income taxes                 (    85)                339
                                                      ------              ------
Net earnings (loss)                                  ($  780)             $  955
                                                      ======              ======


Net earnings (loss) per common share                 ($  .76)             $  .91
                                                      ======              ======


Weighted average number of common
  shares outstanding (in 000's)                        1,032               1,051
                                                      ======              ======



          See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                        1997              1996
                                                       ------            -------
Cash flows from operating activities:
     Net earnings (loss)                              ($  780)            $  955
     Adjustments:
       Depreciation and amortization                       42                111
       Unrealized (gains) losses on
         marketable securities                            766            (   686)
       Change in marketable securities
         and U.S. Treasury securities                   2,505            ( 1,671)
       Change in net receivable from
         clearing broker                              (   882)               289
       Change in accounts payable and
         accrued expenses                             (   329)                69
       Other, net                                     (    25)           (    16)
                                                       ------             ------
       Net cash provided by (used in)
         operating activities                           1,297            (   949)
                                                       ------             ------


Cash flows from investing activities:
     Sale (purchase) of equipment, net                (    27)                33
     Other, net                                             -                 97
                                                       ------             ------
       Net cash provided by
         (used in) investing activities               (    27)               130
                                                       ------             ------

Cash flows from financing activities:
     Purchase of common stock                         (   188)           (    17)
     Payments on debt                                 (    23)           (    23)
     Other                                                  -            (    19)
                                                       ------             ------
       Net cash used in financing
         activities                                   (   211)           (    59)
                                                       ------             ------

Net increase (decrease) in cash and
  cash equivalents                                      1,059            (   878)
Cash and cash equivalents at
  beginning of period                                   7,109              8,259
                                                       ------             ------

Cash and cash equivalents at end of
  period                                               $8,168             $7,381
                                                       ======             ======

Supplemental disclosure of cash flow information:
     Cash paid for:
       Interest expense                                $  214             $  171
                                                       ======             ======
       Taxes                                           $  117             $   89
                                                       ======             ======


          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


1.   Financial Condition and Operating Results
     -----------------------------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Prior years financial statements have been reclassified to conform to the current year's presentation.

     The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital, as defined, of $109,000. At September 30, 1997, Winston had net capital, as defined, of approximately $771,000 which was $662,000 in excess of the required minimum.


3.   Securities owned
     ----------------

     The following table describes securities owned by the Company at September 30, 1997 (in $000'S). Equity securities are listed by subsidiary, with the securities valued at market value listed separately from the securities valued at fair value. Mutual funds, owned by Winston, are valued at market value.



                              Marketable securities        Non-marketable
                                   valued at              securities valued        Total
                                  Market Value             at Fair Value        Securities
                              ----------------------     ------------------     -----------
Equity
  securities:
          AVF                        $2,087                     $2,641             $4,728
          Winston                       260                          -                260
          Other                          35                          -                 35

Mutual funds                            101                          -                101
                                     ------                     ------             ------
             Total                   $2,483                     $2,641             $5,124
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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $8.2 million and securities owned of $5.1 million at September 30, 1997. See Note 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. Net cash provided by operations was $1.3 million in the nine months ended September 30, 1997 compared to a net use of cash by operations of $949,000 in the comparable period of 1996. Cash flow from operations for the nine months ended September 30, 1997 increased from the comparable period in 1996 principally from the change in securities owned and U.S. Treasury securities less the change in the net receivable from the clearing broker, accounts payable and all other accrued expenses. Net cash used in financing activities of $211,000 for the nine months ended September 30, 1997 was principally comprised of the purchase of Company common stock, which was subsequently retired and payments on the mortgage loan collateralized by the Company's headquarters building. The Company believes that its liquidity is sufficient for future operations.


Material Changes in Results of Operations
-----------------------------------------

     The Company had a net loss of $109,000, or $.11 per share, for the three months ended September 30, 1997 compared to net income of $62,000 or $.06 per share, for the comparable quarter in 1996. For the nine months ended September 30, 1997, the net loss was $780,000, or $.76 per share, compared to net income of $955,000, or $.91 per share, for the comparable period in the prior year.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended September 30, 1997 was $892,000, a decrease of $332,000, or 27.1%, from approximately $1.2 million in the comparable 1996 period. Total brokerage income was $2.5 million for the nine months ended September 30, 1997, a decrease of $2.0 million or 44.4% from $4.4 million for the nine month period ended September 30, 1996. Brokerage expenses (including all fixed and variable expenses) decreased by $159,000, or 21.5%, from $741,000 in the quarter ended September 30, 1996, to $582,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1997, brokerage expenses were $1.6 million compared to $2.9 million for the comparable period in the prior year, a decrease of $1.3 million or 44.2%. Net brokerage income of $310,000 for the three months ended September 30, 1997 decreased from $483,000 from the same period in 1996, a decrease of $173,000 or 35.8%. For the nine month period ended September 30, 1997, net brokerage income was $812,000, compared to $1,467,000 for the nine months ended September 30, 1996, a decrease of $655,000, or 44.7%.

     The reduction in total brokerage income, total brokerage expense and net brokerage income for the quarter ended September 30, 1997 from the comparable quarter of 1996 was primarily due to a decrease in the total number of brokers employed at T. R. Winston & Company, Inc. ("Winston") in 1997 compared to 1996. Additionally, Winston participated in a private placement of securities in the third quarter of 1996 that contributed net revenue of $175,000. The decrease in total brokerage income and expense and net brokerage income for the nine months ended September 30, 1997 compared to the same period in 1996 was due to the reasons mentioned above as well as the closing of the New York office of Winston on March 31, 1996.

     Net investing losses were $5,000 and $577,000 for the three and nine months ended September 30, 1997, respectively, compared to net gains of $44,000 and $1.1 million, respectively, for the comparable periods in 1996. The decrease in net investing gains from the three and nine month periods ended September 30, 1996 to the comparable periods in 1997 reflected the decline in the valuation of selected securities owned in 1997. See Note 3 of Notes of Consolidated Financial Statements for additional information on the valuation of securities owned.

     Interest, dividend and other income was $238,000 and $251,000 for the quarters ended September 30, 1997 and 1996 respectively. For the nine months ended September 30, 1997, interest, dividend and other income was $658,000, a decrease of $375,000 from the same period in the prior year. This decrease was principally the result of lower interest income on customer balances at the clearing broker in 1997 compared to 1996 and the sale of Winston's Pacific Stock Exchange seat in 1996 which resulted in a gain of $100,000.

     General and administrative expenses were $583,000 and $639,000 for the quarters ended September 30, 1997 and 1996, respectively, a decrease from quarter to quarter of $56,000 or 8.8%. The reduction was due to lower professional fees in 1997 than 1996. For the nine month periods ended September 30, 1997 and 1996, general and administrative expenses were $1.5 million and $2.1 million respectively, a decrease of $587,000 or 27.5%. The decrease for the nine months ended September 30, 1997 compared to the same period in 1996 was principally the result of lower administrative costs related to the closing of Winston's New York office, as well as lower overall transaction volume.


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on. The Company does not believe the adoption of SFAS No. 131 will have a material impact on current disclosures.

PART II - OTHER INFORMATION

Item 4. -  Submission of Matters to a Vote of Security Holders
-------    ----------------------------------------------------

     The Company held its Annual Meeting of Stockholders on October 20, 1997. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang and M. Michael Witte were elected to the Board of Directors.


     The following is a tabulation for all nominees:

                                                For                    Withheld
                                             ---------                ----------
            Paul O. Koether                   700,489                   21,155
            Mathew E. Hoffman                 703,210                   18,434
            Casey K. Tjang                    703,210                   18,434
            M. Michael Witte                  703,187                   18,457



Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

        (a)      Exhibits
                 --------

            27. Financial Data Schedule for the nine months ended September 30, 1997.


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


                                                KENT FINANCIAL SERVICES, INC.


Dated:  November 10, 1997                       By: /s/ Mark Koscinski
                                                    -------------------------
                                                    Mark Koscinski
                                                    Vice President and
                                                    Principal Accounting Officer