Form 10KSB
period 1997-12-31
KENT FINANCIAL SERVICES INC
filed 1998-03-31
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1997

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

                     Common Stock, par value $.10 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 1997 were approximately $3,200,000.

     At February 28, 1998, there were 1,010,760 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by NASDAQ, was approximately $2,770,000.

          Transitional Small Business Disclosure Format Yes____  No X

                                     PART I


Item 1.   DESCRIPTION OF BUSINESS
          -----------------------

General
-------

     The principal business of Kent Financial Services, Inc. (the "Company" or "Kent") is the operation of its wholly-owned subsidiary, T.R. Winston & Company, Inc. ("Winston"), a securities broker-dealer licensed in all states (except Alaska) and Washington D.C. Winston is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All clearing arrangements for Winston are conducted pursuant to an agreement with an unrelated major broker-dealer which is a member of the New York Stock Exchange, Inc. Winston conducts various activities customary for broker-dealers of comparable size including buying and selling securities for customer accounts, trading securities in the over-the-counter market and providing various corporate finance services including underwritings, private placements, mergers, acquisitions and similar transactions. Winston has offices in New Jersey, California, Texas and New Hampshire. As of December 31, 1997, Winston's equity capital was $1,026,000, all of which was advanced by Kent or generated by Winston's earnings. Winston had regulatory net capital at that same date, pursuant to the provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, of $668,000 which was $568,000 in excess of the required net capital.

     The Company also provides, through Asset Value Fund Limited Partnership ("AVF"), investment advisory and management services. AVF is an investment partnership whose primary purpose is to make investments in a limited number of portfolio companies, whose securities are considered undervalued by the partnership's management. To date, fees from investment advisory services have not been material. AVF was funded with an initial capital contribution of $5.0 million in February 1991. At December 31, 1997, the combined equity capital of the subsidiaries was approximately $11.5 million. AVF has no debt.

     The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. The Company's business and its profitability are affected by many factors, including the volatility and price level of the securities markets, the volume, size and timing of securities transactions, the demand for investment banking services, the level and volatility of interest rates, the availability of credit, legislation affecting the business and financial communities, and the economy in general. Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Kent is likely to be adversely affected by negative economic developments in New Jersey, the mid-Atlantic region or the financial services industry in general. Reduced volume and prices generally result in lower investment banking revenues and commissions and may result in losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of relatively low business activity for the Company, profitability will likely be adversely affected because a significant portion of the Company's expenses are fixed.

Competition
-----------

     The Company is engaged in an extremely competitive business. Competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, commercial banks, thrift institutions and financial consultants. Many of these organizations have substantially more employees and greater financial resources than the Company. The Company also competes for investment funds with banks, insurance companies and investment companies. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. The Company typically has not engaged in extensive advertising programs for this type of business.

     The securities industry has become considerably more concentrated and more competitive in recent years as numerous securities firms have either ceased operation or have been acquired by or merged into other firms. In addition, companies not engaging primarily in the securities business, but having substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of the Company. Furthermore, many commercial banks offer various securities related activities and investment vehicles. While it is presently not possible to predict the type and extent of competitive services which other financial institutions may offer or the extent to which administrative or legal barriers are repealed or modified, ultimately these developments may lead to the creation of integrated financial services firms that may be able to compete more effectively than the Company for investment funds by offering a greater range of financial services.

Employees
---------

     As of December 31, 1997, the Company and its subsidiaries employed 24 people of whom 18 are registered securities brokers.


Item 2.   DESCRIPTION OF PROPERTY
          -----------------------

Corporate and Branch Offices
----------------------------

     The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The office building is collateral for a mortgage loan with a balance of approximately $518,000 at December 31, 1997, bearing interest on that date at the rate of 7.05% per annum. The loan matures in May, 1999.

     Effective February 1, 1994, an affiliate entered into a lease agreement with the Company for office space for a five-year period. The Company's aggregate rental income from this arrangement was $43,000 in each of 1997 and 1996. Winston leases space for its Los Angeles office from Bear Stearns Securities Corporation, its clearing broker-dealer.

Idle Refinery Properties
------------------------

     A discontinued crude oil refinery site comprised of 79 acres is owned by Texas American Petrochemicals, Inc. ("TAPI"), a wholly-owned inactive subsidiary of the Company, and is located near West Branch, Michigan. The site has been idle since 1983 and substantially all of the processing units and equipment have been sold. TAPI also owns approximately 9 acres near Midlothian, Texas, that was, until 1976, the site of a waste oil recycling facility. The value of these locations is negligible.


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

         The following is a vote tabulation for all nominees:



                                                     FOR             WITHHELD
                                                   --------         ----------
                  Paul O. Koether                  700,489           21,155
                  Mathew E. Hoffman                703,210           18,434
                  Casey K. Tjang                   703,210           18,434
                  M. Michael Witte                 703,187           18,457


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



                                                       High              Low
                                                     --------          --------
Calendar Quarter:
         1997
         First Quarter                               $ 8 1/2             $ 7
         Second Quarter                              $ 6 1/2             $ 6
         Third Quarter                               $ 5 3/4             $ 5 1/2
         Fourth Quarter                              $ 6                 $ 5 3/8

         1996

         First Quarter                               $ 6 1/2             $ 4 3/4
         Second Quarter                              $ 7 1/2             $ 6 5/8
         Third Quarter                               $ 8                 $ 7 1/8
         Fourth Quarter                              $ 7 7/8             $ 7 1/2

---------------



     As of February 28, 1998, the Company had approximately 5,500 stockholders of record of its common stock. The closing price of the common stock was $5 3/4 on February 28, 1998.

     The Company did not pay dividends in 1997 or 1996 and does not anticipate paying dividends in the foreseeable future.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------


Liquidity and Capital Resources
-------------------------------

     At December 31, 1997, the Company had consolidated cash and cash equivalents of approximately $6.8 million. The cash equivalents were U.S. Treasury bills with maturities of three months or less, with yields ranging from 5.06% to 5.32%. The Company had securities owned with values of $5.7 million at December 31, 1997. See Notes 1 and 3 of Notes to Consolidated Financial
Statements for additional information on the valuation of securities owned. At that same date the Company's long-term debt consisted of a mortgage note on the Company's headquarters facility with a remaining principal amount of approximately $518,000. The loan currently bears interest at the rate of 7.05% with principal payments amortized over twenty years. The loan matures in May, 1999. The Company believes that its liquidity is adequate for future operations.

     Net cash of approximately $62,000 was used by operations in 1997, compared to net cash used by operations of approximately $1.2 million in 1996. The principal reason for the decrease was the change in securities owned in 1997 compared to 1996. In 1997, the change in securities owned generated cash of $680,000, compared to cash used in operations of $2.1 million in 1996. Operating cash flow impact of the net loss of $1,150,000 in 1997 was offset in part by the change in unrealized gains (losses) on securities owned. Unrealized gains (losses) are included in consolidated operations, but do not utilize or generate cash flows. Depreciation and amortization expense was $45,000 in 1997, a decrease of $82,000 from 1996. This decrease was due to the closing of the New York office of Winston in early 1996.

     During 1997, the Company repurchased 33,686 shares of its common stock for an aggregate cost of $219,000. In 1996, the Company repurchased 6,342 shares for an aggregate cost of approximately $40,925. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares.

Results of Operations
---------------------

     The Company had a net loss in 1997 of $1,150,000, or $1.12 per share (basic earnings per share), compared to net earnings of $671,000, or $.64 per share, in 1996. Total brokerage revenue, which consisted of commissions, fees, and principal trading transactions, was approximately $3.3 million in 1997, a decrease of $1.7 million or 34% from 1996 total brokerage revenue of $5.0 million. Brokerage expenses (including all fixed and variable expenses) decreased by $1.3 million, or 37% from $3.5 million in 1996 to $2.2 million in 1997. Net brokerage income of $1.1 million in 1997 represented a decrease of $400,000, or 27%, from net brokerage income of $1.5 million in 1996. The overall decrease in the total brokerage revenue, total brokerage expense and net brokerage income is attributable to the closing of the New York office of Winston on March 31, 1996 and an overall decrease in the number of brokers employed at other offices of Winston in 1997 compared to 1996.

     Net investing losses were approximately $987,000 in 1997, a decrease of approximately $1,759,000 from the net gains recorded in 1996 of $772,000. The decrease in net investing gains was due to the decline in valuation of selected investments in the investment portfolio. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information on the valuation and composition of securities owned. Subsequent to December 31, 1997, the Company sold investments with a carrying value of $2,463,000 resulting in a net gain of approximately $700,000 from where the securities were valued at December 31, 1997.

     Interest, dividends and other income totaled $876,000 in 1997 and $1,314,000 in 1996. The decrease was primarily the result of lower interest income on balances at the clearing broker in 1997 compared to 1996 and the sale of Winston's Pacific Stock Exchange seat in 1996, which resulted in a gain of $100,000.

     General and administrative expenses were $2.2 million in 1997, a decrease of approximately $200,000 or 8.3% from the $2.4 million recorded in 1996. The decrease was a direct result of decreased administrative costs related to the closing of Winston's New York office, as well as lower overall transaction levels. Personnel, occupancy and all other expenses decreased in 1997 compared to 1996.

New Accounting Standards
------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company is still evaluating the disclosure requirements, if any, upon implementation of SFAS No. 131.

Year 2000 Matters
-----------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Management has determined that the year 2000 issue will not pose significant operational problems for its internal computer systems. All costs associated with this conversion are being expensed as incurred. Due to the critical relationship with the Company's clearing broker, the Company will develop a plan to test the transaction and other data provided by the clearing broker after any required revisions to its software. However, there can be no guarantee that the systems of the clearing broker and other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

     The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is not expected to be material and will be funded through operating cash flows, which will be expensed as incurred.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Item 7.   FINANCIAL STATEMENTS

         The financial statements filed herein are listed below:

         Independent Auditors' Report
         Financial Statements:
                  Consolidated Balance Sheet - December 31, 1997 Consolidated Statements of Operations -
                           Years ended December 31, 1997 and 1996
                  Consolidated Statements of Stockholders' Equity -
                           Years ended December 31, 1997 and 1996
                  Consolidated Statements of Cash Flows -
                           Years ended December 31, 1997 and 1996
                  Notes to Consolidated Financial Statements
                           Years ended December 31, 1997 and 1996

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Kent Financial Services, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

March 17, 1998
New York, New York

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                 ($000 Omitted)

                                                              December 31,
                                                                 1997
                                                             -------------

Cash and cash equivalents                                      $ 6,768
Securities owned                                                 5,691
Receivable from clearing broker                                    216

Property and equipment:
  Land and building                                              1,440
  Office furniture and equipment                                   237
                                                               -------
                                                                 1,677
  Accumulated depreciation                                    (    422)
                                                               -------
  Net property and equipment                                     1,255

Other assets                                                       273
                                                               -------
         Total assets                                          $14,203
                                                               =======




          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                 ($000 Omitted)



                                                              December 31,
                                                                 1997
                                                             -------------
Liabilities:
  Accounts payable                                             $   118
  Income taxes payable                                             258
  Accrued expenses                                                 787
  Long-term debt                                                   518
  Discontinued operations                                          408
                                                               -------
     Total liabilities                                           2,089
                                                               -------

Contingent liabilities (Note 9)

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                   -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  1,012,837 outstanding                                            101
Additional paid-in capital                                      15,218
Accumulated deficit                                           (  3,205)
                                                               -------
     Total stockholders' equity                                 12,114
                                                               -------
     Total liabilities and stockholders' equity                $14,203
                                                               =======





          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    ($000 Omitted, except per
                                                           share data)
                                                      Year ended December 31,
                                                    ---------------------------
                                                      1997               1996
                                                    -------             -------


Revenues:
     Brokerage commissions and fees                 $ 1,688             $ 2,953
     Principal transactions:
       Trading                                        1,610               2,086
       Investing gains (losses)                    (    987)                772
     Interest, dividends and other                      876               1,314
                                                    -------             -------
          Total revenues                              3,187               7,125
                                                    -------             -------

Expenses:
     Brokerage                                        2,242               3,484
     General, administrative and other                2,153               2,437
     Interest                                            45                 198
                                                    -------             -------
          Total expenses                              4,440               6,119
                                                    -------             -------

Earnings (loss) before income taxes                (  1,253)              1,006
Income taxes (benefit)                             (    103)                335
                                                    -------             -------
Net earnings (loss)                                ($ 1,150)            $   671
                                                    =======             =======

Basic net earnings (loss) per common share         (   1.12)            $   .64
                                                    =======             =======

Diluted earnings (loss) per common share           ($  1.12)            $   .64
                                                    =======             =======

Weighted average number of common shares
  outstanding (in 000's)                              1,029              1,050
                                                    =======             =======



          See accompanying notes to consolidated financial statements.


                          KENT FINANCIAL SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 ($000 Omitted)



                                                                  Additional                              Total
                                                  Common           Paid-In        Accumulated         Stockholders'
                                                   Stock           Capital          Deficit              Equity
                                                  -------        -----------     -------------       --------------

Balance, December 31, 1995                        $  105           $15,474         ($ 2,726)            $12,853

Repurchase and cancellation
  of common stock                                      -          (     41)               -            (     41)

Net earnings                                           -                 -              671                 671
                                                  ------           -------          -------             -------

Balance, December 31, 1996                           105            15,433         (  2,055)             13,483

Repurchase and cancellation
  of common stock                                (     4)         (    215)               -            (    219)

Net loss                                               -                 -         (  1,150)           (  1,150)
                                                  ------           -------          -------             -------

Balance, December 31, 1997                        $  101           $15,218         ($ 3,205)            $12,114
                                                  ======           =======          =======             =======



                                   See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)



                                                           Year Ended December 31,
                                                         --------------------------
                                                           1997              1996
                                                         --------          --------
Cash flows from operating activities:
  Net earnings (loss)                                   ($ 1,150)          $   671
  Adjustments:
    Depreciation and amortization                             45               127
    Unrealized (gains) losses on securities owned          1,269          (    364)
    Change in securities owned                               680          (  2,116)
    Change in net receivable from clearing broker            163               819
    Change in accounts payable and accrued expenses     (    711)         (    404)
    Change in income taxes payable                      (    200)         (    130)
    Other, net                                          (    158)              212
                                                         -------           -------
    Net cash used in operating
      activities                                        (     62)         (  1,185)
                                                         -------           -------

Cash flows from investing activities:
  Purchase of property and equipment                    (     29)         (      3)
  Sale of property and equipment                               -                32
  Loans to employees                                           -                50
  Other, net                                            (      -)               47
                                                         -------           -------
    Net cash provided by (used in)
      investing activities                              (     29)              126
                                                         -------           -------

Cash flows from financing activities:
  Repurchase of common stock                            (    219)         (     41)
  Payments on debt                                      (     31)         (     50)
                                                         -------           -------
    Net cash used in financing activities               (    250)         (     91)
                                                         -------           -------

Net decrease in cash and cash equivalents               (    341)         (  1,150)
Cash and cash equivalents at beginning of period           7,109             8,259
                                                         -------           -------
Cash and cash equivalents at end of period               $ 6,768           $ 7,109
                                                         =======           =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest expense                                     $    45           $    198
                                                         =======           ========
    Taxes                                                $   109           $    419
                                                         =======           ========



             See accompanying notes to consolidated financial statements.


                          KENT FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the "Company" or "Kent") and its wholly-owned
subsidiaries,   T.R.  Winston  &  Company,  Inc.  ("Winston"),   Texas  American
Petrochemicals, Inc. ("TAPI") and Asset Value Management, Inc. and its respective subsidiaries, Asset Value Fund Limited Partnership ("AVF"), a limited partnership, and Asset Value Holdings, Inc. TAPI is inactive. All material intercompany balances and transactions have been eliminated in consolidation.

     Cash Equivalents
     ----------------

     The Company considers as cash equivalents all short-term investments with a maturity of three months or less when purchased, which are highly liquid and are readily exchangeable for cash at amounts equal to their stated value. Cash equivalents at December 31, 1997 consisted of U.S. Treasury Bills.

     Securities Owned
     ----------------

     All securities transactions and the related revenues and expenses are accounted for on a trade-date basis. The effect of all unsettled transactions for the period is accrued in the consolidated financial statements.

     The Company takes proprietary trading securities positions to satisfy customer demand for Nasdaq market and over-the-counter securities. Realized and unrealized gains and losses from holding proprietary trading positions for resale to customers are included in principal transaction trading revenues. The Company also holds principal investment securities which are recorded at quoted market prices or at fair value as determined by management based on other relevant factors. The net change in market or fair value of investment securities owned is included in principal transactions investing revenues.

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

     Property and Equipment
     ----------------------

     The Company records all property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from five to thirty-nine years. Gains or losses on dispositions of property and equipment are included in operating results.

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

                          KENT FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Interest Income and Expenses
     ----------------------------

     Winston receives interest income on its credit balances at the clearing broker and is charged interest expense on its debit balance at the clearing broker.

     Income Taxes (Benefit)
     ----------------------

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

     Earnings (Loss) Per Common Share
     --------------------------------

     Earnings (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and is based on the weighted average number of shares outstanding. Diluted earnings per share includes the assumed conversion of shares issuable upon exercise of options where appropriate. Prior years' earnings per share information has been restated to comply with the requirements of SFAS No. 128.

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


2.   SECURITIES BROKERAGE BUSINESS
     -----------------------------

     The Company's business is comprised principally of the operation of Winston and the management of AVF. Winston is a licensed securities broker-dealer in all states (except Alaska) and Washington D.C. and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. Winston conducts retail securities brokerage, trading and investment banking activities. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer, Bear Stearns Securities Corporation, under a clearing agreement.

     Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934 ("1934 Act"), Winston is required to maintain a minimum net capital, as defined, of $100,000. At December 31, 1997, Winston had net capital, as defined, of $668,000 which was $568,000 in excess of the required minimum.

     Winston is exempt from the provisions of Rule 15c3-3 under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii).

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     AVF is an investment partnership whose primary purpose is to make investments in a limited number of portfolio companies, whose securities are considered undervalued by the partnership's management.


3.   SECURITIES OWNED
     ----------------

     Securities owned consist of the following ($000's omitted):



                                  Marketable, at      Marketable, at
                                   Market Value         Fair Value       Total
                                 ----------------    ---------------    -------
Equity securities                    $3,653              $1,923         $5,576
Mutual funds                            115                   -            115
                                     ------              ------         ------
Total                                $3,768              $1,923         $5,691
                                     ======              ======         ======



     Subsequent to year-end, the Company sold securities owned with a market value of $675,000 and a fair value of $1,788,000 at December 31, 1997 for a gain of approximately $700,000.


4.   LEASE COMMITMENTS
     -----------------

     Winston  subleases  part  of  its  premises  at  one  location  to  several subtenants under sublease terms substantially equivalent to Winston's lease agreement. Rental income under these agreements in 1997 and 1996 was approximately $110,000 and $91,000, respectively.

     Future   minimum   rental   requirements   under  terms  of  the  Company's
noncancellable leases are approximately:

                                        1998                         $ 97,000
                                        1999                            6,000
                                                                     --------
                                        Total                        $103,000
                                                                     ========



     Aggregate net rent expense for the years ended December 31, 1997 and 1996 was approximately $10,000 and $138,000, respectively.


5.   INCOME TAXES
     ------------

     The components of income tax expense (benefit) are as follows:


                                                        ($000 Omitted)
                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1997                1996
                                                 --------            --------
         Federal-current                         ($ 97)                $259
         State-current                           (   6)                  76
         Deferred                                    -                    -
                                                  ----                 ----
               Total                             ($103)                $335
                                                  ====                 ====


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Total income tax expense (benefit) for the years ended December 31, 1997 and 1996 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:



                                                           ($000 Omitted)
                                                       Year Ended December 31,
                                                     --------------------------
                                                      1997               1996
                                                     ------             -------
Income tax expense (benefit) computed at the
     statutory federal rate on earnings
       before income taxes                          ($  426)            $  342

Increase (decrease) in tax from:
     Valuation allowance on net operating
       loss carryforward                                430            (   314)
     State income tax, net of federal benefit       (     4)                50
     Alternative minimum tax
       carryback benefit                            (    52)               259
     Other, net                                     (    51)           (     2)
                                                     ------             ------
          Total income tax expense (benefit)        ($  103)            $  335
                                                     ======             ======




     The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 are as follows:



                                                         ($000
                                                        Omitted)
                                                      -----------
     Deferred tax assets:
       Operating loss carryforwards                     $2,153
       Alternative minimum tax credit
         carryforward                                      906
       General business credit
         carryforwards                                     990
       State, net operating loss
         carryforwards, net of federal benefit             905
       Other                                               356
                                                        ------
                                                        $5,310
                                                        ======
       Valuation allowance                             ($5,310)
                                                        ======
       Net deferred tax asset                           $    -
                                                        ======


     Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 1997, the valuation allowance increased by approximately $430,000.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Significant carryforward balances for Federal income tax purposes as of December 31, 1997 are as follows:


                                                                     Expiration
                                              ($000 Omitted)           Years
                                             ----------------       ------------
Net operating loss (Federal)                     $6,333              2006-2009
General business tax credit                      $  990              1997-2000
Alternative minimum tax credit                   $  906                      -




6.   LONG-TERM DEBT
     --------------

     The mortgage loan collateralized by the Company's headquarters facility bears interest at the rate of 7.05%. Under the terms of the loan, the Company will make monthly payments of approximately $6,000, including interest, through May 1999, at which time the remaining balance is due.


7.   CAPITAL STOCK
     --------------

     Common Stock Repurchases
     ------------------------

     From time to time since April 1988, the Company's Board of Directors has authorized the repurchase of the Company's common stock in the open market or in privately negotiated transactions. On March 26, 1996, the Board of Directors approved a plan to repurchase up to 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. All shares acquired through December 31, 1997 have been canceled and returned to the status of authorized but unissued shares. As of December 31, 1997 40,028 shares have been acquired under this repurchase plan.

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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     The following table summarizes option transactions under this plan for 1997:



                                                                      Average
                                                      Shares           Price
                                                     --------        ---------
     Options outstanding at December 31, 1995
       and 1996                                       30,000          $4.1625
     Options granted in 1997                               -                -
     Options exercised in 1997                             -                -
                                                      ------          -------
     Options outstanding at December 31, 1997         30,000          $4.1625
                                                      ======          =======



     The Company does not accrue compensation expense for the issuance of stock options under its accounting policy, which is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation expense for granted stock options had been determined based on the fair value at grant date, the effect on basic and diluted earnings per share in 1997 and 1996 would be immaterial.



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


9.   DISCONTINUED OPERATIONS
     -----------------------

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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI. In the fourth quarter of 1994, TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 per year in 1995 through 1997. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The liability had been accrued for in prior years as part of discontinued operations.

     TAPI has been identified as a PRP at another Texas waste disposal site operated by an unrelated party. The Company believes that it should have no liability in connection with TAPI's environmental matters.


10.  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Rosenman & Colin LLP ("R&C") has performed legal work for the Company and its affiliates in 1997 and 1996. Natalie I. Koether, wife of the Chairman and President of the Company is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 1997 and 1996 were approximately $128,000 and $194,000, respectively. Mrs. Koether received $150,000 and $142,500 in 1997 and 1996, respectively, as an employee. She received no compensation from R&C related to fees charged to the Company for her time.

     Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 1997 and 1996.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, 401(k) benefits and office supplies. Such reimbursements were approximately $171,000 and $170,000 during 1997 and 1996, respectively.

     Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from those affiliates totaling approximately $129,000 and $121,000 during 1997 and 1996, respectively.


11.  OFF-BALANCE SHEET RISK
     ----------------------

     The Company is engaged in various trading and brokerage activities, on an agency and principal basis. The Company's exposure to off-balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill their obligations arising from a transaction.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     The Company is also engaged in various investment banking activities in which counterparties include broker-dealers, banks, and other institutional customers. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty or issuer prior to consumations of such transactions.

     Winston conducts its business on a fully disclosed basis with one clearing broker, Bear Stearns Securities Corporation, on behalf of its customers and for its own proprietary accounts. The clearing operations for Winston's customer accounts and proprietary transactions are performed by its clearing broker pursuant to a clearance agreement.

     At December 31, 1997, substantially all of the securities owned and the total receivable from clearing broker are positions with and amounts due from this clearing broker. The Company is subject to credit risk should the clearing broker be unable to pay this balance.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------

          None.

                                    PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
          ------------------------------------------------------------

     All of the members of the current Board of Directors were elected at the 1997 Annual Meeting and all will serve until the next Annual Meeting or until their successors have been elected and shall qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 28, 1998 are as follows:



          Name                        Age                  Position Held
        --------                    -------              -------------------
     Paul O. Koether                  61                 Chairman, Director and
                                                           President

     Mathew E. Hoffman                44                 Director

     Casey K. Tjang                   59                 Director

     M. Michael Witte                 72                 Director

     John W. Galuchie, Jr.            45                 Vice President and
                                                           Treasurer

     Mark Koscinski                   40                 Vice President

------------------------------------



     Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since July 1987 and President since October 1990 of the Company and the general partner since 1990 of Shamrock Associates, ("Shamrock") an investment partnership which is the principal stockholder of the Company and
(ii) various positions with affiliates of the Company, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston") and since July 1992, a director of American Metals Service, Inc., ("AMS") which was an indirect, majority-owned subsidiary of the Company before its shares were distributed to the Company's shareholders. AMS currently is seeking to acquire an operating business. Mr. Koether also has been Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., ("Pure World") and since December 1994 has been a director and since January 1995 has been Chairman of Pure World's majority-owned subsidiary, Madis Botanicals, Inc., ("Madis") a manufacturer and distributor of natural products. He is also Chairman and a director of Pure World's principal stockholder, Sun Equities Corporation, ("Sun") a private company. Mr. Koether served as Chairman and a director of NorthCorp Realty Advisors, Inc., an asset management company, ("NorthCorp") from June 1992 when it was acquired by Pure World until August, 1994 when it was merged and renamed Crown NorthCorp, Inc.

     Mathew E. Hoffman. Since January 1997, he has been head of the litigation department of Todtman, Nachamie, Hendler & Spizz P.C. From May 1994 until January 1997 Mr. Hoffman was a partner of the law firm of Rosen & Reade. From February 1989 to May 1994, he was a partner of Keck, Mahin & Cate. His articles have been published in the United States, Europe and Japan.

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

     Mark Koscinski, a certified public accountant, is principally engaged in the following businesses since August 1993: (i) the Company and Winston as Vice President; (ii) Pure World, as Senior Vice President; and (iii) since December 1994, Madis, as director, Senior Vice President, Secretary and Treasurer. Previously, Mr. Koscinski had served as Vice President of Accounting Operations with Chemical Bank of New York from October 1992 to August 1993.

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

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1997.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1997, 1996 and 1995, for those persons who were, at December 31, 1997 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").




                                              Summary Compensation Table

                                                                                    Long-Term
Name and Principal                            Annual Compensation<F1><F2>          Compensation        Other
                                       ----------------------------------------   --------------      -------
Officer                       Year      Salary          Bonus          Other<F3>     Options(#)
--------                      ----      ------         --------       ----------    -----------
Paul O. Koether               1997     $200,000        $     -        $124,484
Chairman, Presi-              1996     $200,000        $65,000        $142,366           -               -
dent and Chief                1995     $200,000        $90,000        $141,956           -               -
Executive Officer


John W. Galuchie, Jr.         1997     $160,000        $ 8,000        $    386
Vice President                1996     $160,000        $15,000        $    892           -               -
and Treasurer                 1995     $160,000        $21,000        $    259           -               -

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


     There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 1997, 1996 and 1995 to the Named Officers.

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

     The table below contains information concerning the exercise of options by the Named Officers during 1997 and the fiscal year-end value of unexercised options held by the Named Officers.




                                Aggregated Option Exercises in Last Fiscal Year and
                                           Fiscal Year-End Option Values

                     Number of                                                               Value of Unexercised
                  Shares Acquired       Value             Number of Unexercised              In-the-Money Options
                    on Exercise        Realized        Options at December 31, 1997          at December 31, 1997
                ------------------   ------------     ------------------------------     ------------------------------
                                                        Exercisable    Unexercisable      Exercisable    Unexercisable
                                                      --------------  --------------     -------------  ---------------
Paul O.
Koether                      -                -                 -                -         $     -                 -

John W.
Galuchie, Jr.                -                -             5,000                -         $11,875                 -





Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a monthly fee of $750 plus $200 for each day of attendance at board and committee meetings.
During 1997, the Company paid directors' fees in the aggregate amount of approximately $37,000.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 1998 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.



                                    Amount and Nature
 Name and Address                    of Beneficial                  Percent of
of Beneficial Owner                   Ownership<F1>                   Class
-------------------                -------------------             ------------
Paul O. Koether                         468,177<F2>                   44.98%
 211 Pennbrook Road
 Far Hills, NJ 07931

Shamrock Associates                     417,470                       40.11%
 211 Pennbrook Road
 Far Hills, NJ 07931

M. Michael Witte                         12,000                        1.15%
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Casey K. Tjang                           10,000                          *
 56 Hall Drive
 Clark, NJ 07066

Mathew E. Hoffman                         7,000                          *
 62 Rosehill Avenue
 New Rochelle, NY 10804

John W. Galuchie, Jr.                    24,166<F3>                    2.32%
 376 Main Street
 Bedminster, NJ 07921

Mark Koscinski                            5,000                          *
 376 Main Street
 Bedminster, NJ 07921

All Directors and Officers              512,177                       49.21%
 as a Group (6 persons)
-----------------------------------------
*Less than 1 percent.



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




Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 1997 and 1996. Natalie I. Koether, wife of the Chairman and President of the Company, is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 1997 and 1996 were approximately $128,000 and $194,000, respectively. Mrs. Koether received $150,000 and $142,500 in 1997 and 1996, respectively, as an employee. She received no compensation from R&C related to her fees charged to the Company for her time.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, 401(k) benefits and office supplies. Such reimbursements were approximately $171,000 and $170,000 during 1997 and 1996, respectively.

         Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from these affiliates totaling approximately $129,000 and $121,000 during 1997 and 1996, respectively.

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

          3.2(b)  Certificate of Amendment to Certificate of Incorporation. <F3>

          3.2(c)  Certificate of Amendment to Certificate of Incorporation dated
                  September 26, 1991. <F4>

         10.1     1987 Non-Qualified Executive Stock Option Plan. <F6>

         10.2 Employment Agreement, dated as of April 6, 1990 by and between Texas American Energy Corporation and Paul 0. Koether. <F7>

         21       Subsidiaries<F8>

         27       Financial Data Schedule<F8>


(b)  Reports on Form 8-K.
     --------------------

          There were no reports filed on Form 8-K for the year ended December
          31,1997.

-------------------




<F1> Incorporated by reference to Texas American Energy Corporation Registration
     Statement, as amended, on Form S-l, No. 33-11109.
<F2> Incorporated  by  reference  to  Texas  American  Energy  Corporation  Form
     10-K, for the fiscal year ended December 31, 1984.
<F3> Incorporated  by reference to Texas American  Energy  Corporation  Form
     10-K for the fiscal year ended December 31, 1987.
<F4> Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
<F5> Intentionally left blank.
<F6> Incorporated by reference to Texas American Energy Corporation Proxy
     Statement dated November 11, 1987.
<F7> Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended June 30, 1990.
<F8> Filed herewith.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KENT FINANCIAL SERVICES, INC.


Dated:  March 30, 1998                    BY    /s/ Paul O. Koether
                                                ----------------------
                                                Paul 0. Koether
                                                Chairman of the Board, President
                                                and Director
                                               (Principal Executive Officer)



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


Dated:  March 30, 1998                          /s/ Paul O. Koether
                                                ----------------------
                                                Paul 0. Koether
                                                Chairman of the Board,
                                                President and Director
                                               (Principal Executive Officer)


Dated:  March 30, 1998                          /s/ Mathew E. Hoffman
                                                ---------------------
                                                Mathew E. Hoffman
                                                Director

Dated:  March 30, 1998                          /s/ M. Michael Witte
                                                --------------------
                                                M. Michael Witte
                                                Director

Dated:  March 30, 1998                          /s/ Casey K. Tjang
                                                ------------------
                                                Casey K. Tjang
                                                Director