Form 10QSB
period 1998-03-31
KENT FINANCIAL SERVICES INC
filed 1998-05-14
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1998, the issuer had 1,003,957 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
Yes _____  No   X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements






                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                               March 31,
                                                                 1998
                                                              -----------

Cash and cash equivalents                                      $ 9,124
U.S. Treasury Securities                                         1,366
Securities owned                                                 2,940
Receivable from clearing broker                                  1,053
Property and equipment:
     Land and building                                           1,440
     Office furniture and equipment                                237
                                                               -------
                                                                 1,677
     Accumulated depreciation                                 (    435)
                                                               -------
     Net property and equipment                                  1,242
                                                               -------
Other assets                                                       237
                                                               -------
          Total assets                                         $15,962
                                                               =======




          See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                            March 31,
                                                              1998
                                                           -----------
Liabilities:
   Securities sold, not yet purchased                        $ 1,009
   Accounts payable and accrued expenses                       1,302
   Long-term debt                                                510
   Discontinued operations                                       408
                                                             -------
          Total liabilities                                    3,229
                                                             -------

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none outstanding                           -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,006,783 outstanding                    101
   Additional paid-in capital                                 15,183
   Accumulated deficit                                      (  2,551)
                                                             -------
          Total stockholders' equity                          12,733
                                                             -------
          Total liabilities and stockholders' equity         $15,962
                                                             =======





          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)



                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                       1998               1997
                                                      ------             ------
Revenues:
     Brokerage commissions and fees                   $  522             $  423
     Principal transactions:
        Trading                                          217                365
        Investing gains (losses)                       1,120            (   481)
     Interest, dividends and other                       247                198
                                                      ------             ------
                                                       2,106                505
                                                      ------             ------

Expenses:
     Brokerage                                           482                526
     General, administrative and other                   952                505
     Interest                                             58                 52
                                                      ------             ------
                                                       1,492              1,083
                                                      ------             ------

Earnings (loss) before income taxes                      614            (   578)
Provision (benefit) for income taxes                 (    40)           (    47)
                                                      ------             ------
Net earnings (loss)                                   $  654            ($  531)
                                                      ======             ======

Basic net earnings (loss) per common share            $  .65            ($  .51)
                                                      ======             ======

Diluted net earnings (loss) per common
  share                                               $  .64            ($  .51)
                                                      ======             ======

Weighted average number of common
  shares outstanding (in 000's)                        1,011              1,043
                                                      ======             ======




          See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                     1998                  1997
                                                    ------                ------
Cash flows from operating activities:
     Net earnings (loss)                            $  654              ($  531)
     Adjustments:
        Depreciation and amortization                   12                    8
        Change in unrealized (gains)
           losses on securities owned              ( 1,099)                 606
        Change in securities owned
           and U.S. Treasury securities              3,493                1,140
        Change in receivable from
           clearing broker                         (   837)             (   901)
        Change in accounts payable and
           accrued expenses                            178              (   122)
        Change in income taxes payable             (    39)             (   225)
        Other, net                                      38              (    33)
                                                    ------               ------

        Net cash provided by
           (used in) operating activities            2,400              (    58)
                                                    ------               ------

Cash flows from investing activities:
     Purchase of property and equipment                  -              (     7)
     Other                                               -              (    10)
                                                    ------               ------
        Net cash used in investing
           activities                                    -              (    17)
                                                    ------               ------

Cash flows from financing activities:
     Purchase of common stock                      (    36)             (    36)
     Payments on debt                              (     8)             (     8)
                                                    ------               ------
        Net cash used in financing
           activities                              (    44)             (    44)
                                                    ------               ------
Net increase (decrease) in cash
  and cash equivalents                               2,356              (   119)
Cash and cash equivalents at
  beginning of period                                6,768                7,109
                                                    ------               ------

Cash and cash equivalents at end of
  period                                            $9,124               $6,990
                                                    ======               ======


Supplemental disclosure of cash flow
  information:
     Cash paid for:
        Interest expense                            $   58               $   52
                                                    ======               ======
        Taxes                                       $   11               $  190
                                                    ======               ======



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997

                                   (Unaudited)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or for any other period.


2.   Business
     --------

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly- owned subsidiary, and the management of Asset Value Fund Limited Partnership ("AVF"), an investment partnership whose primary purpose is to make large investments in a limited number of portfolio companies whose securities are considered undervalued by the partnership's management. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer under a clearing agreement.

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At March 31, 1998, Winston had net capital, as defined, of approximately $639,000, which was $531,000 in excess of the required minimum.


3.   Securities Owned and Securities Sold, Not Yet Purchased
     -------------------------------------------------------

     Substantially all securities are owned by AVF and consist of the following ($000's omitted):


                             Marketable, at       Marketable, at
                             Market Value           Fair Value           Total
                            ----------------     ----------------      ---------
Equity securities               $2,534              $  326              $2,860
Mutual funds                        80                   -                  80
                                ------              ------              ------
  Total                         $2,614              $  326              $2,940
                                ======              ======              ======



     Subsequent to quarter-end, the Company sold the securities owned valued at fair value for a gain of approximately $280,000. Securities sold, not yet purchased consist of equity securities carried at market value.


4.   Net Earnings (Loss) Per Common Share
     ------------------------------------

     Net earnings (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and is based on the weighted average number of shares outstanding. Diluted earnings per share includes the assumed conversion of shares issuable upon exercise of options where appropriate. Prior years' earnings per share information has been restated to comply with the requirements of SFAS No. 128.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $9.1 million and U.S. Treasury Securities with an original maturity greater than 90 days and securities owned of $4.3 million at March 31, 1998. See
Note 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned.

     Net cash provided by operations was $2.4 million in the three months ended March 31, 1998 compared to a net use of cash by operations of $58,000 in the comparable period of 1997. Cash flow from operations for the three months ended March 31, 1998 increased from the comparable period in 1997 principally from the change in securities owned and U.S. Treasury securities less the change in unrealized gains on securities owned and the results of operations.

     Net cash used in financing activities of $44,000 for both of the three month periods ended March 31, 1998 and 1997 was principally comprised of the purchase of Company common stock, which was subsequently retired and payments on the mortgage loan collateralized by the Company's headquarters building. The Company believes that its liquidity is sufficient for future operations.


Material Changes in Results of Operations
-----------------------------------------

     The Company had net income of $654,000, or $.65 basic earnings per share, for the three months ended March 31, 1998 compared to a net loss of $531,000 or $.51 basic loss per share, for the comparable quarter in 1997. Diluted earnings
(loss) per share were $.64 and ($.51) for the quarters ended March 31, 1998 and 1997, respectively.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended March 31, 1998 was $739,000, a decrease of $49,000, or 6%, from approximately $788,000 in the comparable 1997 period. Brokerage expenses (including all fixed and variable expenses) decreased by $44,000, or 8%, from $526,000 in the quarter ended March 31, 1997, to $482,000 for the three months ended March 31, 1998. Net brokerage income of $257,000 for the three months ended March 31, 1998 decreased from $262,000 from the same period in 1997, a decrease of $5,000 or 2%.

     The decrease in total brokerage income, total brokerage expense and net brokerage income for the quarter ended March 31, 1998 compared to the comparable quarter of 1997 was due to a decrease in the total number of brokers employed at
T. R. Winston & Company, Inc. ("Winston") in 1998 compared to 1997. This decrease was partially offset by net commissions earned of $135,000 from a private placement of debt for a publically traded company in the first quarter of 1998.

     Net investing gains were $1,120,000 for the three months ended March 31, 1998, compared to a net investing loss of $481,000 for the comparable period in 1997. The increase in net investing gains from the three month period ended March 31, 1997 to the comparable period in 1998 reflected the sale of a significant amount of securities owned in 1998. Securities owned decreased from $5.7 million at December 31, 1997 to $2.9 million at March 31, 1998.

     Interest and dividend income was $224,000 for the three months ended March 31, 1998, compared to $175,000 for the three month period ended March 31, 1997. This increase was a result of higher invested balances due to the previously discussed sale of marketable securities. Other income was $23,000 for both the three month periods ended March 31, 1998 and 1997.

     General and administrative expenses were $952,000 and $505,000 for the quarters ended March 31, 1998 and 1997, respectively, an increase of $447,000 or 89%. This increase is principally due to the following items: (i) $130,000 provision for start up costs of a subsidiary that will provide telephone services in the New England region, (ii) $100,000 increase in employee bonus accruals, (iii) $75,000 for legal expenses, (iv) $60,000 increase in business development expenses and (v) $50,000 in expenses incurred in connection with a proxy solicitation in one of the securities owned by the Company.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

     (a)     Exhibits
             --------

     (27).   Financial Data Schedule for the three months ended
               March 31, 1998.

     (b)     Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 KENT FINANCIAL SERVICES, INC.




Dated:  May 14, 1998                             By: /s/ Mark Koscinski
                                                     ---------------------
                                                     Mark Koscinski
                                                     Vice President