Form 10QSB
period 1998-06-30
KENT FINANCIAL SERVICES INC
filed 1998-08-14
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1998, the issuer had 999,482 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes _____ No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements





                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                              June 30,
                                                               1998
                                                             ---------
Cash and cash equivalents                                      $ 9,449
U.S. Treasury Securities                                         1,366
Securities owned                                                 2,556
Receivable from clearing broker                                    601
Property and equipment:
  Land and building                                              1,440
  Office furniture and equipment                                   248
                                                               -------
                                                                 1,688
  Accumulated depreciation                                    (    447)
                                                               -------
  Net property and equipment                                     1,241
                                                               -------
Other assets                                                       317
                                                               -------
       Total assets                                            $15,530
                                                               =======



          See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                                  June 30,
                                                                   1998
                                                                ----------
Liabilities:
   Securities sold, not yet purchased                            $   376
   Accounts payable and accrued expenses                           1,448
   Long-term debt                                                    502
   Discontinued operations                                           408
                                                                 -------
        Total liabilities                                          2,734
                                                                 -------

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none outstanding                               -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 999,557 outstanding                          100
   Additional paid-in capital                                     15,136
   Accumulated deficit                                          (  2,440)
                                                                 -------
        Total stockholders' equity                                12,796
                                                                 -------
        Total liabilities and stockholders' equity               $15,530
                                                                 =======




          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                           Three Months Ended
                                                                June 30,
                                                        ------------------------
                                                         1998              1997
                                                        ------            ------
Revenues:
     Brokerage commissions and fees                     $  491            $  350
     Principal transactions:
       Trading                                             138               420
       Investing gains (losses)                            447           (    91)
     Interest, dividends and other                         250               222
                                                        ------            ------
                                                         1,326               901
                                                        ------            ------

Expenses:
     Brokerage                                             467               530
     General, administrative and other                     584               456
     Interest                                               71                73
                                                        ------            ------
                                                         1,122             1,059
                                                        ------            ------

Earnings (loss) before income taxes                        204           (   158)
Provision (benefit) for income taxes                        93           (    18)
                                                        ------            ------
Net earnings (loss)                                     $  111           ($  140)
                                                        ======            ======

Basic net earnings (loss) per
  common share                                          $  .11           ($  .14)
                                                        ======            ======

Diluted net earnings (loss) per
  common share                                          $  .11           ($  .14)
                                                        ======            ======

Weighted average number of common
  shares outstanding (in 000's)                          1,003             1,031
                                                        ======            ======



          See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)



                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                         1998              1997
                                                        ------            ------
Revenues:
     Brokerage commissions and fees                     $1,013            $  773
     Principal transactions:
       Trading                                             355               785
       Investing gains (losses)                          1,567           (   572)
     Interest, dividends and other                         497               420
                                                        ------            ------
                                                         3,432             1,406
                                                        ------            ------

Expenses:
     Brokerage                                             949             1,056
     General, administrative and other                   1,536               961
     Interest                                              129               125
                                                        ------            ------
                                                         2,614             2,142
                                                        ------            ------

Earnings (loss) before income taxes                        818           (   736)
Provision (benefit) for income taxes                        53           (    65)
                                                        ------            ------
Net earnings (loss)                                     $  765           ($  671)
                                                        ======            ======

Basic net earnings (loss) per
  common share                                          $  .76           ($  .65)
                                                        ======            ======

Diluted net earnings (loss) per
  common share                                          $  .76           ($  .65)
                                                        ======            ======

Weighted average number of common
  shares outstanding (in 000's)                          1,007             1,037
                                                        ======            ======





          See accompanying notes to consolidated financial statements.



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                         1998              1997
                                                        ------            ------
Cash flows from operating activities:
     Net earnings (loss)                                $  765           ($  671)
     Adjustments:
       Depreciation and amortization                        24                30
       Change in unrealized (gains)
         losses on securities owned                    (   923)              586
       Change in securities owned
         and U.S. Treasury Securities                    3,068             2,307
       Change in receivable from
         clearing broker                               (   531)          (   462)
       Change in accounts payable and
         accrued expenses                                  430           (   342)
       Other, net                                      (    42)          (    35)
                                                        ------            ------
       Net cash provided by
         operating activities                            2,791             1,413
                                                        ------            ------

Cash flows from investing activities:
     Purchase of property and equipment                (    11)          (    16)
                                                        ------            ------
       Net cash used in investing
         activities                                    (    11)          (    16)
                                                        ------            ------

Cash flows from financing activities:
     Purchase of common stock                          (    83)          (   121)
     Payments on debt                                  (    16)          (    16)
                                                         ------           ------
       Net cash used in financing
         activities                                    (    99)          (   137)
                                                        ------            ------
Net increase in cash and cash
  equivalents                                            2,681             1,260
Cash and cash equivalents at
  beginning of period                                    6,768             7,109
                                                        ------            ------

Cash and cash equivalents at end of
  period                                                $9,449            $8,369
                                                        ======            ======

Supplemental disclosure of cash flow
  information:
    Cash paid for:
      Interest expense                                  $  129            $  125
                                                        ======            ======
      Taxes                                             $   24            $  142
                                                        ======            ======



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

                                   (Unaudited)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At June 30, 1998, Winston had net capital, as defined, of approximately $610,000, which was $510,000 in excess of the required minimum.

3.   Securities Owned and Securities Sold, Not Yet Purchased
     -------------------------------------------------------

     Substantially all securities are owned by AVF and consist of equity securities valued at market value.


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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $9.4 million at June 30, 1998. At the same date, the company also had U.S. Treasury Securities with an original maturity greater than 90 days of $1.4 million and securities owned of $2.6 million. See Note 3 of Notes to Consolidated Financial Statements for additional information on the valuation and composition of securities owned.

     Net cash provided by operations was $2.8 million and $1.4 million in the six months ended June 30, 1998 and 1997, respectively. Cash flow from operations for the six months ended June 30, 1998 increased from the comparable period in 1997 principally from net income, the change in accounts payable and accrued expenses and the change in securities owned and U.S. Treasury Securities, partially offset by the change in unrealized gains/losses on securities owned.

     Net cash used in financing activities of $99,000 and $137,000 for the six month periods ended June 30, 1998 and 1997, respectively, resulted principally from the Company's purchase and retirement of its common stock and the continued payments on the mortgage loan. The Company believes that its liquidity is sufficient for future operations.

Material Changes in Results of Operations
-----------------------------------------

     The Company had net income of $111,000, or $.11 basic earnings per share, for the three months ended June 30, 1998 compared to a net loss of $140,000 or $.14 basic loss per share, for the comparable quarter in 1997. Diluted earnings
(loss) per share were $.11 and ($.14) for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, net income was $765,000 or $.76 basic earnings per share, compared to a net loss of $671,000 or $.65 basic loss per share, for the comparable period in the prior year. The diluted earnings (loss) per share was $.76 and ($.65) for the six month periods ended June 30, 1998 and 1997, respectively.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended June 30, 1998 was $629,000, a decrease of $141,000, or 18%, from approximately $770,000 in the comparable 1997 period. Total brokerage income was $1,368,000 for the six months ended June 30, 1998, a decrease of $190,000 or 12% from $1,558,000 for the six month period ended June 30, 1997. Brokerage expenses (including all fixed and variable expenses) decreased by $63,000, or 12%, from $530,000 in the quarter ended June 30, 1997, to $467,000 for the three months ended June 30, 1998. For the six months ended June 30, 1998, brokerage expenses were $949,000 compared to $1,056,000 for the comparable period in the prior year, a decrease of $107,000 or 10%. Net brokerage income of $162,000 for the three months ended June 30, 1998 decreased from $240,000 for the same period in 1997, a decrease of $78,000 or 33%. For the six month period ended June 30, 1998, net brokerage income was $419,000, compared to $502,000 for the six months ended June 30, 1997, a decrease of $83,000 or 17%.

     The decrease in total brokerage income, total brokerage expense and net brokerage income for the quarter and six months ended June 30, 1998 compared to the comparable periods of 1997 was due to a decrease in the total number of brokers employed at T. R. Winston & Company, Inc. ("Winston") in 1998 compared to 1997. This decrease was partially offset by net commissions earned of $135,000 from a private placement of debt for a publically traded company in the first quarter of 1998.

     Net investing gains were $447,000 and $1,567,000 for the three and six months ended June 30, 1998, respectively, compared to net investing losses of $91,000 and $572,000 for the comparable periods in 1997. The increase in net investing gains from the three and six month periods ended June 30, 1997 to the comparable periods in 1998 reflected the sale in 1998 of a significant amount of securities owned. Securities owned decreased from $5.7 million at December 31, 1997 to $2.6 million at June 30, 1998.

     Interest, dividends and other income was $250,000 and $497,000 for the three and six months ended June 30, 1998, respectively, compared to $222,000 and $420,000 for the three and six months ended June 30, 1997, respectively. This increase was a result of higher invested balances due to the previously discussed sale of marketable securities.

     General and administrative expenses were $584,000 and $456,000 for the quarters ended June 30, 1998 and 1997, respectively, an increase of $128,000 or 28%. The increase in general and administrative expense for the quarter ended June 30, 1998 versus the quarter ended June 30, 1997 was due principally to:
(i) an increased bonus accrual of $60,000; (ii) increased consulting and travel expenses of $19,000 incurred in connection with the search for new business opportunities; (iii) legal fees and other expenses incurred in connection with a proxy solicitation in one of the securities owned by the company of $15,000; and
(iv) various other expenses such as postage, supplies and subscriptions.

     For the six month periods ended June 30, 1998 and 1997, general and administrative expenses were $1,536,000 and $961,000 respectively, an increase of $575,000 or 60%. This increase forthe six months ended June 30, 1998 compared to the same period in 1997 is principally due to the following items: (i) $130,000 provision for start up costs of a subsidiary that will provide telephone services in the New England region; (ii) $160,000 increase in employee bonus accruals; (iii) $75,000 for legal expenses; (iv) $60,000 increase in business development expenses and (v) $50,000 in expenses incurred in connection with a proxy solicitation in one of the securities owned by the Company.

Year 2000 Matters
-----------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

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

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

        (a)      Exhibits
        ---      --------

        (27).      Financial Data Schedule for the six months ended June
                   30, 1998.

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

                                                   KENT FINANCIAL SERVICES, INC.




Dated: August 14, 1998                             By: /s/ Mark Koscinski
                                                       ------------------------
                                                       Mark Koscinski
                                                       Vice President