Form 10QSB
period 1998-09-30
KENT FINANCIAL SERVICES INC
filed 1998-11-13
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   September 30, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1998, the issuer had 1,992,060 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes _____ No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                               September 30,
                                                                   1998
                                                              --------------

Cash and cash equivalents                                        $ 8,918
Securities owned                                                   3,651
Net receivable from clearing broker                                  352
Property and equipment:
     Land and building                                             1,440
     Office furniture and equipment                                  248
                                                                 -------
                                                                   1,688
     Accumulated depreciation                                   (    459)
                                                                 -------
     Net property and equipment                                    1,229
                                                                 -------
Other assets                                                         300
                                                                 -------
       Total assets                                              $14,450
                                                                 =======






          See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 ($000 Omitted)





                                                               September 30,
                                                                   1998
                                                              ---------------
Liabilities:
   Accounts payable and accrued expenses                         $ 1,389
   Long-term debt                                                    495
   Accrual for discontinued operations                               363
                                                                 -------
        Total liabilities                                          2,247
                                                                 -------

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none issued                                    -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,992,164 issued
       and outstanding                                               199
   Additional paid-in capital                                     14,996
   Accumulated deficit                                          (  2,992)
                                                                 -------
        Total stockholders' equity                                12,203
                                                                 -------
        Total liabilities and stockholders' equity               $14,450
                                                                 =======




          See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)




                                                         Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                       1998               1997
                                                      ------             ------
Revenues:
     Brokerage commissions and fees                   $  412             $  474
     Principal transactions:
       Trading                                            87                418
       Investing losses                              (   393)           (     5)
     Interest, dividends and other                       250                238
                                                      ------             ------
                                                         356              1,125
                                                      ------             ------

Expenses:
     Brokerage                                           339                582
     General, administrative and other                   600                583
     Interest                                             82                 89
                                                      ------             ------
                                                       1,021              1,254
                                                      ------             ------

Loss before income taxes                             (   665)           (   129)
Benefit for income taxes                             (   113)           (    20)
                                                      ------             ------
Net loss                                             ($  552)           ($  109)
                                                      ======             ======

Basic net loss per common share                      ($  .28)           ($  .05)
                                                      ======             ======

Diluted net loss per common share                    ($  .28)           ($  .05)
                                                      ======             ======

Weighted average number of common
  shares outstanding (in 000's)                        1,992              2,044
                                                      ======             ======



          See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)



                                                         Nine Months Ended
                                                           September 30,
                                                    ----------------------------
                                                      1998                1997
                                                    --------            --------
Revenues:
     Brokerage commissions and fees                  $1,425              $1,247
     Principal transactions:
       Trading                                          442               1,203
       Investing gains (losses)                       1,174             (   577)
     Interest, dividends and other                      747                 658
                                                     ------              ------
                                                      3,788               2,531
                                                     ------              ------

Expenses:
     Brokerage                                        1,288               1,638
     General, administrative and other                2,136               1,544
     Interest                                           211                 214
                                                     ------              ------
                                                      3,635               3,396
                                                     ------              ------

Earnings (loss) before income taxes                     153             (   865)
Benefit for income taxes                            (    60)            (    85)
                                                     ------              ------
Net earnings (loss)                                  $  213             ($  780)
                                                     ======              ======

Basic net earnings (loss) per
  common share                                       $  .11             ($  .38)
                                                     ======              ======

Diluted net earnings (loss) per
  common share                                       $  .11             ($  .38)
                                                     ======              ======

Weighted average number of common
  shares outstanding (in 000's)                       2,006               2,064
                                                     ======              ======




          See accompanying notes to consolidated financial statements.




                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)



                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                      1998                1997
                                                     ------              ------
Cash flows from operating activities:
     Net earnings (loss)                             $  213             ($  780)
     Adjustments:
       Depreciation and amortization                     38                  42
       Unrealized (gains) losses on
         marketable securities                      (   495)                766
       Change in marketable securities
         and U.S. Treasury securities                 2,535               2,505
       Change in net receivable from
         clearing broker                            (   283)            (   882)
       Change in accounts payable and
         accrued expenses                               372             (   329)
       Other, net                                   (    72)            (    25)
                                                     ------              ------
       Net cash provided by operating
         activities                                   2,308               1,297
                                                     ------              ------


Cash flows from investing activities -
     Purchase of equipment                          (    11)            (    27)
                                                     ------              ------
       Net cash used in
         investing activities                       (    11)            (    27)
                                                     ------              ------

Cash flows from financing activities:
     Purchase of common stock                       (   124)            (   188)
     Payments on debt                               (    23)            (    23)
                                                     ------              ------
       Net cash used in financing
         activities                                 (   147)            (   211)
                                                     ------              ------
Net increase in cash and cash
  equivalents                                         2,150               1,059
Cash and cash equivalents at
  beginning of period                                 6,768               7,109
                                                     ------              ------
Cash and cash equivalents at end of
  period                                             $8,918              $8,168
                                                     ======              ======
Supplemental disclosure of cash
  flow information:
     Cash paid for:
       Interest expense                              $  211              $  214
                                                     ======              ======
       Taxes                                         $   29              $  117
                                                     ======              ======



          See accompanying notes to consolidated financial statements.


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)


1.   Financial Condition and Operating Results
     -----------------------------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Prior years' financial statements have been reclassified to conform to the current year's presentation.

     The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At September 30, 1998, Winston had net capital, as defined, of approximately $618,000 which was $518,000 in excess of the required minimum.


3.   Securities Owned
     ----------------

     Substantially all securities are owned by AVF and consist of equity securities valued at market value.


4.   Net Earnings (Loss) Per Common Share
     ------------------------------------

     Net earnings (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and is based on the weighted average number of shares outstanding. Diluted earnings per share includes the assumed conversion of shares issuable upon exercise of options where appropriate. Prior years' earnings per share information has been restated to comply with the requirements of SFAS No. 128. All share amounts and per share data have been restated to reflect a two-for-one stock split, effected in the form of a stock dividend, declared on October 15, 1998 and payable on November 9, 1998 to holders of record October 26, 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -----------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had consolidated cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $8.9 million at September 30, 1998. At the same date, the Company also had securities owned of $3.7 million. See Note 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned.

     Net cash provided by operations was $2.3 million and $1.3 million in the nine months ended September 30, 1998 and 1997, respectively. Cash flow from operations for the nine months ended September 30, 1998 increased from the comparable period in 1997 principally from net income, the change in accounts payable and accrued expenses and the change in the net receivable from clearing broker, partially offset by the change in unrealized gains/losses on securities owned.

     Net cash used in financing activities of $147,000 and $211,000 for the nine month periods ended September 30, 1998 and 1997, respectively, resulted principally from the Company's purchase and retirement of its common stock and the continued payments on the mortgage loan collateralized by the Company headquarters facility. The Company believes that its liquidity is sufficient for future operations.


Material Changes in Results of Operations
-----------------------------------------

     The Company had a net loss of $552,000, or $.28 basic loss per share, for the three months ended September 30, 1998 compared to a net loss of $109,000 or $.05 basic loss per share, for the comparable quarter in 1997. Diluted loss per share was $.28 and $.05 for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, net income was $213,000 or $.11 basic earnings per share, compared to a net loss of $780,000 or $.38 basic loss per share, for the comparable period in the prior year. The diluted earnings (loss) per share was $.11 and ($.38) for the nine month periods ended September 30, 1998 and 1997, respectively.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended September 30, 1998 was $499,000, a decrease of $393,000, or 44%, from $892,000 in the comparable 1997 period. Total brokerage income was $1,867,000 for the nine months ended September 30, 1998, a decrease of $583,000 or 24% from $2,450,000 for the nine month period ended September 30, 1997. Brokerage expenses (including all fixed and variable expenses) decreased by $243,000, or 42%, from $582,000 in the quarter ended September 30, 1997, to $339,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1998, brokerage expenses were $1,288,000 compared to $1,638,000 for the comparable period in the prior year, a decrease of $350,000 or 21%. Net brokerage income of $160,000 for the quarter ended September 30, 1998 decreased by $150,000 or 48% from $310,000 for the comparable period of the prior year. For the nine month period ended September 30, 1998, net brokerage income was $579,000, compared to $812,000 for the nine months ended September 30, 1997, a decrease of $233,000 or 29%.

     The decrease in total brokerage income, total brokerage expense and net brokerage income for the quarter and nine months ended September 30, 1998 compared to the comparable periods of 1997 was due to a decrease in the total number of brokers employed at T. R. Winston & Company, Inc. in 1998 compared to 1997. These decreases were partially offset by investment banking fees of $29,000 and $164,000 for the quarter and nine months ended September 30, 1998.

     Net investing (losses) gains were ($393,000) and $1,174,000 for the three and nine months ended September 30, 1998, respectively, compared to net investing losses of $5,000 and $577,000 for the comparable periods in 1997. The changes in net investing gains (losses) from the three and nine month periods ended September 30, 1997 to the comparable periods in 1998 reflected the changes in general market conditions and the composition of the investment portfolio.

     Interest, dividend and other income was $250,000 and $747,000 for the three and nine months ended September 30, 1998, respectively, compared to $238,000 and $658,000 for the three and nine months ended September 30, 1997, respectively. This increase was a result of higher invested balances due to the reduction of marketable securities.

     General and administrative expenses were $600,000 and $583,000 for the quarters ended September 30, 1998 and 1997, respectively, an increase of $17,000 or 3%. The increase in general and administrative expense for the quarter ended September 30, 1998 versus the quarter ended September 30, 1997 was due principally to legal fees and other expenses incurred in connection with a proxy solicitation in one of the securities owned by the Company.

     For the nine month periods ended September 30, 1998 and 1997, general and administrative expenses were $2,136,000 and $1,544,000 respectively, an increase of $592,000 or 38%. This increase for the nine months ended September 30, 1998 compared to the same period in 1997 is principally due to the following items:
(i) $200,000 provision for start up costs of a subsidiary that will provide telephone services in the New England region, (ii) $160,000 increase in employee bonus accruals, (iii) $75,000 for legal expenses, (iv) $75,000 increase in business development expenses and (v) $80,000 in expenses incurred in connection with a proxy solicitation in one of the securities owned by the Company.


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

     The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is not expected to be material and will be funded through operating cash flows.

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

PART II - OTHER INFORMATION
-------   -----------------

Item 4. - Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 2, 1998. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang and M. Michael Witte were elected to the Board of Directors.

     The following is a tabulation for all nominees:



                                             For                  Withheld
                                         -----------             -----------
     Paul O. Koether                       749,160                 23,706
     Mathew E. Hoffman                     749,290                 23,576
     Casey K. Tjang                        749,389                 23,477
     M. Michael Witte                      749,378                 23,488



Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

     (a) Exhibits
         --------

         27.   Financial Data Schedule for the nine months ended September
               30, 1998.


     (b) Reports on Form 8-K
         -------------------

        On October 15, 1998 the Company filed Form 8-K reporting a two-for-one stock split effected in the from of a stock dividend.
        The record date for the stock split was October 26, 1998 and the distribution date was November 9, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               KENT FINANCIAL SERVICES, INC.


Dated:  November 13, 1998                      By: /s/ Mark Koscinski
                                                   -----------------------------
                                                   Mark Koscinski
                                                   Vice President and
                                                   Principal Accounting Officer