Form 10KSB
period 1998-12-31
KENT FINANCIAL SERVICES INC
filed 1999-03-29
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1998

[ ]  Transition Report under Section 13 or 15(d) of the Securities  Exchange Act
     of   1934   For   the   transition   period   from   _________________   to
     _________________.

                          Commission file number 1-7986

                          KENT FINANCIAL SERVICES, INC.
                 (Name of small business issuer in its charter)

        Delaware                                               75-1695953
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
             (Address of principal executive offices with Zip Code)

Issuer's telephone number, including area code   (908) 234-0078

                Securities registered under Section 12(b) of the
                                 Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 1998 were approximately $5,200,000.

     At February 28, 1999, there were 1,991,658 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by NASDAQ, was approximately $4,529,000.

     Transitional Small Business Disclosure Format Yes ____   No __X__

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

General
-------

     The principal business of Kent Financial Services, Inc. (the "Company" or "Kent") is the operation of its wholly-owned subsidiary, T.R. Winston & Company, Inc. ("Winston"), a securities broker-dealer licensed in all states (except Alaska) and the District of Columbia. Winston is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All clearing arrangements for Winston are conducted pursuant to an agreement with Bear Stearns Securities Corporation, an unrelated major broker-dealer which is a member of the New York Stock Exchange, Inc. Winston conducts various activities customary for broker-dealers of comparable size including buying and selling securities for customer accounts, trading securities in the over-the-counter market and providing various corporate finance services including underwritings, private placements, mergers, acquisitions and similar transactions. Winston has three offices in New Jersey, and one office in each of California, Texas and New Hampshire. As of December 31, 1998, Winston's equity capital was $979,000, all of which was advanced by Kent or generated by Winston's earnings. Winston had regulatory net capital at that same date, pursuant to the provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, of $574,000 which was $474,000 in excess of the required net capital. Winston is exempt from the provisions of Rule 15c3-3 under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the rule.

     The Company also provides, through Asset Value Fund Limited Partnership ("AVF"), investment advisory and management services. AVF is an investment partnership whose primary purpose is to make investments in a limited number of portfolio companies, whose securities are considered undervalued by the partnership's management. To date, fees from investment advisory services have not been material. AVF was funded with an initial capital contribution of $5 million in February 1991. At December 31, 1998, the equity capital of AVF was approximately $11.8 million. AVF has no debt.

     The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. The Company's business and its profitability are affected by many factors, including the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Kent is likely to be adversely affected by negative economic developments in New Jersey, the Mid-Atlantic region or the financial services industry in general. Reduced volume and prices generally result in lower investment banking revenues and commissions and may result in losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of relatively low business activity for the Company, profitability will likely be adversely affected because a significant portion of the Company's expenses are fixed.


Competition
-----------

     The Company is engaged in an extremely competitive business. Competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, commercial banks, thrift institutions and financial consultants. Many of these organizations have substantially more employees and greater financial resources than the Company. The Company also competes for investment funds with banks, insurance companies and investment companies. Discount brokerage firms and online Internet brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. The Company typically has not engaged in extensive advertising programs for this type of business.

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

Employees
---------

     As of December 31, 1998, the Company and its subsidiaries employed 24 people of whom 18 are registered securities brokers.

Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

Corporate and Branch Offices
----------------------------

     The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The office building is collateral for a mortgage loan with a balance of approximately $478,000 at December 31, 1998, bearing interest on that date at the rate of 7.05% per annum. The loan matures in May 1999.

     Effective February 1, 1999, an affiliate entered into an extension of a lease agreement with the Company for office space for a five-year period. The Company's aggregate rental income from this arrangement was $43,000 in each of 1998 and 1997. Winston leases space for its Los Angeles office from its clearing broker-dealer.


Item 3.  LEGAL PROCEEDINGS
         -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")
--------------------------------------------------------------------

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

         The following is a vote tabulation for all nominees:

                                                  FOR             WITHHELD
                                                  ---             --------

                  Paul O. Koether                 749,160           23,706
                  Mathew E. Hoffman               749,290           23,576
                  Casey K. Tjang                  749,389           23,477
                  M. Michael Witte                749,378           23,488

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

     The Company's common stock trades on the National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ") Small Cap Market under the symbol "KENT".

     The table below lists the high and low bid prices for the common stock as reported by NASDAQ for the periods indicated, adjusted for the two-for-one stock split distributed on November 9, 1998. These prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                       High                   Low
                                       ----                   ---
Calendar Quarter:

         1998

         First Quarter               $ 2 13/16             $ 2 11/16
         Second Quarter              $ 3 3/8               $ 2 15/16
         Third Quarter               $ 3 3/4               $ 3
         Fourth Quarter              $ 5 13/16             $ 3 1/8

         1997

         First Quarter               $ 4 1/4               $ 3 1/2
         Second Quarter              $ 3 1/4               $ 3
         Third Quarter               $ 2 7/8               $ 2 3/4
         Fourth Quarter              $ 3                   $ 2 11/16

---------------

     As of February 28, 1999, the Company had approximately 1,898 stockholders of record of its common stock. The closing price of the common stock was $4.375 on February 26, 1999.

     The Company did not pay dividends in 1998 or 1997 and does not anticipate paying dividends in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------------------

Liquidity and Capital Resources
-------------------------------

     At December 31, 1998, the Company had consolidated cash and cash equivalents of approximately $8.2 million. The cash equivalents were U.S. Treasury Bills with original maturities of three months or less, with yields ranging from 3.70% to 4.64%. The Company had securities owned valued at $5.1 million at December 31, 1998. See Note 1 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. At that same date, the Company's mortgage note payable on its headquarters facility had a remaining principal amount of approximately $478,000. The loan currently bears interest at the rate of 7.05% with principal payments amortized over twenty years. The loan matures in May 1999. The Company is evaluating its options to either refinance or pay the mortgage in its entirety. The Company believes that its liquidity is adequate for future operations.

     Net cash of approximately $1.6 million was provided by operations in 1998, compared to net cash used in operations of approximately $62,000 in 1997. A principal reason for the increase was the change in securities owned in 1998 compared to 1997 partially offset by the change in net receivable from the clearing broker. In 1998, the change in securities owned and the change in receivable from the clearing broker generated net cash of $1.4 million, compared to $843,000 in 1997. The operating cash flow impact of the net income of $532,000 in 1998 and the net loss of $1.2 million in 1997 were offset by the change in unrealized gains (losses) on securities owned. Unrealized gains (losses) are included in consolidated operations, but do not utilize or generate cash flows. The change in accounts payable and income taxes payable generated cash of $87,000 in 1998 compared to a use of cash of $911,000 in 1997.

     During 1998, the Company repurchased 33,692 shares of its common stock for an aggregate cost of $124,000. In 1997, the Company repurchased 67,372 shares for an aggregate cost of approximately $219,000. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares.

Results of Operations
---------------------

     The Company had net income in 1998 of $532,000, or $.27 basic and fully diluted earnings per share, compared to a net loss of $1,150,000, or $.56 basic and fully diluted earnings per share, in 1997. Total brokerage revenue, which consisted of commissions, underwriting fees, and principal trading transactions, was approximately $2.6 million in 1998, a decrease of $700,000 or 21% from 1997 total brokerage revenue of $3.3 million. Brokerage expenses (including all fixed and variable expenses) decreased by $400,000, or 18% from $2.2 million in 1997 to $1.8 million in 1998. Net brokerage income of $800,000 in 1998 represented a decrease of $300,000, or 27%, from net brokerage income of $1.1 million in 1997. The overall decrease in the total brokerage revenue, total brokerage expense and net brokerage income is attributable to a change in the composition of producing brokers employed at Winston in 1998 compared to 1997.

     Net investing gains were approximately $1.7 million in 1998, an increase of approximately $2.6 million from the net investing losses in 1997 of $987,000. The increase in net investing gains was due to realized gains on the sale of selected investments in the investment portfolio.

     Interest, dividends and other income totaled $979,000 in 1998 and $876,000 in 1997. The increase was primarily the result of higher invested balances of cash equivalents.

     General and administrative expenses were $2.6 million in 1998, an increase of approximately $700,000 or 37% from the $1.9 million recorded in 1997. The majority of the increase was a result of the following items: (i) $200,000 provision for start up costs of a subsidiary that will provide telephone services in the New England region, (ii) $130,000 in expenses incurred in connection with a proxy solicitation for one of the securities owned by AVF,
(iii) $160,000 increase in employee bonus accruals, and (iv) $75,000 increase in business development expenses.

Market Risk
-----------

     On January 28, 1997, the SEC adopted new rules  (Securities Act Release No.
7386) that require disclosures about the policies used to account for derivatives, and certain quantitative and qualitative information about market risk exposures. Since its inception, neither the Company nor its subsidiaries has traded or otherwise transacted in derivatives. In the normal course of its securities business, the Company maintains inventories of marketable securities.

The fair value of these securities at December 31, 1998 was $5.1 million as to its long positions and $1.4 million as to its short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $510,000 loss as to its long positions and a $140,000 gain as to its short positions as of December 31, 1998. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its trading accounts with its clearing broker, which are classified as cash equivalents and receivable from clearing broker, respectively, in the consolidated financial statements.

Pending Sale Of Subsidiary
--------------------------

     On July 30, 1998, Winston, its wholly-owned subsidiary T. R. Winston Capital, Inc. ("Wincap"), and an unrelated third party ("Third Party"), entered into a stock purchase agreement ("Agreement"). The Agreement provides among other things, for the Third Party to contribute to the capital of Wincap, $800,000 in return for an 80% ownership interest and an officer of Wincap and Winston to receive a 10% ownership interest. The closing of the Agreement and the resultant change in control are subject to NASD approval which has not yet been received.

     A condition of the Agreement is that the Third Party and two officers of Winston enter into an investment advisory agreement ("Advisory Agreement"). Under the Advisory Agreement, the Third Party has committed to provide no less than $4.7 million of assets to be managed by the two officers as long as certain performance criteria are met.

     Certain fees and commissions generated in managing these assets will ultimately be remitted to Winston and one of its officers.

     If the Agreement is closed, Winston has agreed to provide management services to Wincap. These services will consist of all services necessary for the operation of Wincap's securities business. Winston will receive as compensation for the services, 60% of Wincap's gross commissions as defined in the Agreement.

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

     Management has determined that the Year 2000 issue will not pose significant operational problems for its internal computer systems. Management's Year 2000 Plan addresses aspects of Assessment which was completed during 1998; Implementation which will be completed during the 3rd Quarter of 1999; Staffing; Testing; and Contingency Planning. To date the Company is on schedule with its Year 2000 Project with the anticipated completion date of October 31, 1999, which is prior to any anticipated effect on its operating systems. The Company has replaced certain systems that were not Year 2000 compliant and is in the process of converting others to properly recognize the Year 2000. The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications. Due to the critical relationship with the Company's clearing broker, the Company has developed a plan to test the transaction and other data provided by the clearing broker after any required revisions to its software. However, there can be no guarantee that the systems of the clearing broker and other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems. The total cost of the Year 2000 project is not expected to be material and will be funded through operating cash flows and will be expensed as incurred.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Item 7.  FINANCIAL STATEMENTS
         --------------------

         The financial statements filed herein are listed below:

         Independent Auditors' Report

         Financial Statements:

                  Consolidated Balance Sheet - December 31, 1998

                  Consolidated Statements of Operations -
                           Years ended December 31, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity -
                           Years ended December 31, 1998 and 1997

                  Consolidated Statements of Cash Flows -
                           Years ended December 31, 1998 and 1997

                  Notes to Consolidated Financial Statements -
                           Years ended December 31, 1998 and 1997

                                                  Deloitte & Touche LLP
                                                  Two World Financial Center
                                                  New York, New York 10281-1414





INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Kent Financial Services, Inc. and Subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
March 17, 1999
New York, New York

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                 ($000 Omitted)


                                                    December 31,
                                                       1998
                                                    ------------


Cash and cash equivalents                              $ 8,217
Securities owned                                         5,064
Receivable from clearing broker                          1,269

Property and equipment:
  Land and building                                      1,440
  Office furniture and equipment                           248
                                                       -------
                                                         1,688
  Accumulated depreciation                            (    474)
                                                       -------
  Net property and equipment                             1,214

Other assets                                               194
                                                       -------
         Total assets                                  $15,958
                                                       =======



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 ($000 Omitted)



                                                             December 31,
                                                                 1998
                                                             ------------

Liabilities:
  Securities sold, not yet purchased                            $ 1,429
  Accounts payable                                                  109
  Income taxes payable                                              261
  Accrued expenses                                                  796
  Mortgage payable                                                  478
  Discontinued operations                                           363
                                                                -------
         Total liabilities                                        3,436
                                                                -------

Contingent liabilities (Notes 3 and 7)

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                    -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  1,991,982 outstanding                                             199
Additional paid-in capital                                       14,996
Accumulated deficit                                            (  2,673)
                                                                -------
         Total stockholders' equity                              12,522
                                                                -------
         Total liabilities and stockholders' equity             $15,958
                                                                =======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      ($000 Omitted, except per share data)


                                                   Year ended December 31,
                                                   ----------------------
                                                   1998             1997
                                                   ----             ----



Revenues:
  Brokerage commissions and fees                 $ 1,697          $ 1,688
  Principal transactions:
    Trading                                          703            1,610
  Investing gains (losses)                         1,651         (    987)
  Underwriting and placement fees,
    net of related expenses                          153                -
  Interest, dividends and other                      979              876
                                                 -------          -------
       Total revenues                              5,183            3,187
                                                 -------          -------

Expenses:
  Brokerage                                        1,772            2,242
  General, administrative and other                2,596            1,911
  Interest                                           280              287
                                                 -------          -------
       Total expenses                              4,648            4,440
                                                 -------          -------

Earnings (loss) before income taxes                  535         (  1,253)
Income taxes (benefit)                                 3         (    103)
                                                 -------          -------
Net earnings (loss)                              $   532         ($ 1,150)
                                                 =======          =======

Basic net earnings (loss) per common share       $   .27         ($   .56)
                                                 =======          =======

Diluted net earnings (loss) per common share     $   .27         ($   .56)
                                                 =======          =======

Weighted average number of common shares
  outstanding (in 000's)                           2,003            2,058
                                                 =======          =======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                 ($000 Omitted)



                                                           Additional                             Total
                                           Common           Paid-In        Accumulated        Stockholders'
                                            Stock           Capital          Deficit             Equity
                                           ------         ------------     -----------        ------------


Balance, December 31, 1996                  $ 210           $15,328         ($ 2,055)            $13,483

Repurchase and cancellation
  of common stock                          (    8)         (    211)               -            (    219)

Net loss                                        -                 -         (  1,150)           (  1,150)
                                            -----           -------          -------             -------

Balance, December 31, 1997                    202            15,117         (  3,205)             12,114

Repurchase and cancellation
  of common stock                          (    3)         (    121)               -            (    124)

Net earnings                                    -                 -              532                 532
                                            -----           -------          -------             -------

Balance, December 31, 1998                  $ 199           $14,996         ($ 2,673)            $12,522
                                            =====           =======          =======             =======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                 ($000 Omitted)

                                                                           Year Ended December 31,
                                                                         ---------------------------
                                                                            1998              1997
                                                                         ----------         --------
Cash flows from operating activities:
    Net earnings (loss)                                                $   532              ($ 1,150)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                       53                    45
        Unrealized (gains) losses on securities owned                 (    577)                1,269
        Change in securities owned                                       2,633                   680
        Change in net receivable from clearing broker                 (  1,200)                  163
        Change in accounts payable and accrued expenses                     84              (    711)
        Change in income taxes payable                                       3              (    200)
        Other, net                                                          95              (    158)
                                                                       -------               -------
        Net cash provided by (used in) operating
          activities                                                     1,623              (     62)
                                                                       -------               -------

Cash flows from investing activities-
    Purchase of property and equipment                                (     11)             (     29)
                                                                       -------               -------

Cash flows from financing activities:
    Repurchase of common stock                                        (    124)             (    219)
    Payments on debt                                                  (     39)             (     31)
                                                                       -------               -------
        Net cash used in financing activities                         (    163)             (    250)
                                                                       -------               -------

Net increase (decrease) in cash and cash equivalents                     1,449              (    341)
Cash and cash equivalents at beginning of period                         6,768                 7,109
                                                                       -------               -------
Cash and cash equivalents at end of period                             $ 8,217               $ 6,768
                                                                       =======               =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest                                                       $   280               $   287
                                                                       =======               =======
        Taxes                                                          $    31               $   109
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

Cash Equivalents
----------------

The Company considers as cash equivalents all short-term investments which are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist entirely of U. S. Treasury Bills that matured through March 1999 and were rolled over for 90 days.

Securities Owned
----------------

Securities owned and securities sold, but not yet purchased are recorded on a trade date basis and are valued at fair value. Fair value is based on quoted market prices with the resulting net unrealized gains and losses reflected in earnings.

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

Property and Equipment
----------------------

The Company records all property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from three to thirty-nine years. Gains or losses on dispositions of property and equipment are included in operating results.

Fair Value of Financial Instruments
-----------------------------------

Substantially all assets and liabilities are stated at fair value or at amounts which approximate fair value.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Investment Banking Revenues
---------------------------

Investment banking revenues include gains, losses, and fees net of syndicate expenses arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determined.

Interest Income and Expenses
----------------------------

Winston receives interest income on its credit balances at the clearing broker and is charged interest expense on its debit balances at the clearing broker.


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

Reclassification
----------------

Prior years financial statements have been reclassified to conform to the current years' presentation.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2. SECURITIES BROKERAGE BUSINESS
   -----------------------------

The Company's business is comprised principally of the operation of Winston and the management of AVF. Winston is a licensed securities broker-dealer in all states (except Alaska) and the District of Columbia and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. Winston conducts retail securities brokerage, trading and investment banking activities. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer, Bear Stearns Securities Corporation, pursuant to a clearing agreement.

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934 ("1934 Act"), Winston is required to maintain a minimum net capital, as defined, of $100,000. At December 31, 1998, Winston had net capital, as defined, of $574,000 which was $474,000 in excess of the required minimum.

Winston is exempt from the provisions of Rule 15c3-3 under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the rule.

AVF is an investment partnership whose primary purpose is to make investments in a limited number of companies, whose securities are considered undervalued by the partnership's management.


3. COMMITMENTS AND CONTINGENCIES
   -----------------------------

Leases
------

The Company leases certain office space for a monthly rental of approximately $7,500, however this lease is cancellable with 90 days notice. Future minimum rental requirements under the terms of this lease are approximately $22,600 for 1999.

Winston subleases part of its premises at one location to several subtenants under sublease terms substantially equivalent to Winston's lease agreement. Rental income under these agreements in 1998 and 1997 was approximately $65,000 and $110,000, respectively.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Aggregate net rent expense for the years ended December 31, 1998 and 1997 was approximately $28,000 and $10,000, respectively.

Legal Matters
-------------

In the normal course of business, Winston has been named as a respondent in two arbitrations. Although the ultimate outcome of these actions cannot be ascertained at this time, it is the opinion of Management, after consultation with counsel, that the resolution of such actions will not have a material adverse effect on the consolidated financial statements.

4. INCOME TAXES
   ------------

The components of income tax expense (benefit) are as follows:

                                                      ($000 Omitted)
                                                   Year Ended December 31,
                                                -----------------------------
                                                   1998               1997
                                                ----------         ----------

         Federal-Current                          ($ 29)             ($ 97)
         State-Current                               32              (   6)
         Deferred                                     -                  -
                                                    ---                ---

         Total                                     $  3              ($103)
                                                   ====               ====



Total income tax expense (benefit) for the years ended December 31, 1998 and 1997 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                           ($000 Omitted)
                                                       Year Ended December 31,
                                                       -----------------------
                                                       1998               1997
                                                       ----               ----
Income tax expense (benefit) computed at
  statutory rates on total earnings
    (loss) before income taxes                        $ 182             ($ 426)

Increase (decrease) in tax from:
  Valuation allowance on net operating
    loss carryforward                                (  190)               430
  State income tax, net of Federal benefit               21             (    4)
  Benefit from carryback of alternative
    minimum tax net operating loss                        -             (   52)
  Other, net                                         (   10)            (   51)
                                                      -----              -----
        Total tax expense (benefit)                   $   3             ($ 103)
                                                      =====              =====

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The tax effects of significant items comprising the Company's net deferred tax asset at December 31, 1998 are as follows:

                                                                  ($000 Omitted)
                                                                  --------------

         Deferred tax assets:
                  Operating loss carryforwards                        $ 2,645
                  Alternative minimum tax credit carryforward             958
                  General business credit carryforwards                   990
                  Mark-to-market reserves                                 207
                  Other                                                   297
                                                                      -------
                                                                      $ 5,097

         Valuation allowance                                         ($ 5,097)
                                                                      =======

         Net deferred tax asset                                       $     -
                                                                      =======


Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 1998, the valuation allowance decreased by approximately $213,000, principally as a result of the expiration of state net operating loss carryforwards and the generation of new deferred tax liabilities.

Significant carryforward balances for Federal income tax purposes as of December 31, 1998 are:

                                                   ($000 Omitted)
                                             --------------------------

                                                             Expiration
                                                Amount          Years
                                             -----------     ----------

         Net operating loss                    $ 6,543        2006-2013
         General business tax credit           $   990        1999-2000
         Alternative minimum tax credit        $   958              N/A

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

5. MORTGAGE PAYABLE
   ----------------

The mortgage loan collateralized by the Company's headquarters facility bears interest at the rate of 7.05%. Under the terms of the loan, the Company will make monthly payments of approximately $6,000, including interest, through May 1999, at which time the remaining balance of $463,000 is due. The Company is evaluating its options to either refinance or pay the mortgage payable in its entirety.

6. CAPITAL STOCK
   -------------

Stock Split
-----------

On October 15, 1998, the Company announced it would split its stock two for one to be effected in the form of a stock dividend. The record date for the stock split was October 26, 1998 and the distribution date was November 9, 1998. All common stock information in the consolidated financial statements has been adjusted for the effects of this stock split.

Common Stock Repurchases
------------------------

On March 26, 1996, the Board of Directors approved a plan to repurchase up to 300,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. All shares acquired through December 31, 1998 have been canceled and returned to the status of authorized but unissued shares. As of December 31, 1998 123,748 shares have been acquired under this repurchase plan.

Common Stock Options
--------------------

The Non-Qualified Stock Option Plan adopted by the stockholders of the Company in 1987 provides for a maximum of 133,332 shares of common stock of the Company to be issued to key executives, including officers and directors of the Company, at the discretion of the Board of Directors. Options under this plan expire five years from the date of grant and are exercisable as to one-half of the shares on the date of grant and, as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors at the time of grant.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes option transactions under this plan for 1998:

                                                                       Average
                                                         Shares         Price
                                                         ------        -------

         Options outstanding at December 31, 1996
           and 1997                                      60,000        $2.15625
         Options granted in 1998                              -               -
         Options exercised in 1998                      (10,000)        1.68750
         Options forfeited in 1998                            -               -
                                                         ------         -------

         Options outstanding at December 31, 1998        50,000        $2.25000
                                                         ======        --------


The  Company  does not accrue  compensation  expense  for the  issuance of stock options granted in accordance with its accounting policy, which is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation expense for granted stock options had been determined based on the fair value at grant date, the effect on basic and diluted earnings per share in 1998 and 1997 would be immaterial.


7. COMPENSATION ARRANGEMENTS
   -------------------------

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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

8. DISCONTINUED OPERATIONS
   -----------------------

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

In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI. In the fourth quarter of 1994, TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 per year in 1995 through 1998. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The liability had been accrued for in prior years as part of discontinued operations.

TAPI has been identified as a PRP at another Texas waste disposal site operated by an unrelated party. The Company believes that it should have no liability in connection with TAPI's environmental matters.

9. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

Rosenman & Colin LLP ("R&C") has performed legal work for the Company and its affiliates in 1998 and 1997. Natalie I. Koether, wife of the Chairman and President of the Company is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 1998 and 1997 were approximately $120,000 and $128,000, respectively. Mrs. Koether received $170,000 and $150,000 in 1998 and 1997, respectively, as an employee. She received no compensation from R&C related to fees charged to the Company for her time.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 1998 and 1997.

The Company reimburses an affiliate for the direct cost of certain group medical insurance, 401(k) benefits and office supplies. Such reimbursements were approximately $164,000 and $171,000 during 1998 and 1997, respectively.

Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from those affiliates totaling approximately $41,000 and $36,000 during 1998 and 1997, respectively.

10. OFF-BALANCE SHEET RISK
    ----------------------

The Company is engaged in various trading and brokerage activities, on an agency and principal basis. The Company's exposure to off-balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill their obligations arising from a transaction.

Securities sold, not yet purchased represent obligations of the Company to deliver securities, at contracted prices, thereby creating a liability to purchase these securities in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the amount recognized in the consolidated financial statements.

The Company is also engaged in various investment banking activities in which counterparties include broker-dealers, banks, and other institutional customers. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty or issuer prior to consummation of such transactions.

Winston conducts its business on a fully disclosed basis with one clearing broker, Bear Stearns Securities Corporation, on behalf of its customers and for its own proprietary accounts. The clearing operations for Winston's customer accounts and proprietary transactions are performed by its clearing broker pursuant to a clearance agreement.

At December 31, 1998, substantially all of the securities owned and the total receivable from clearing broker are positions with and amounts due from this clearing broker. The Company is subject to credit risk should the clearing broker be unable to pay this balance.

11. PENDING SALE OF SUBSIDIARY
    --------------------------
On July 30, 1998, Winston, its wholly-owned subsidiary T.R. Winston Capital, Inc.("Wincap"), and an unrelated third party ("Third Party"), entered into a stock purchase agreement ("Agreement"). The Agreement provides among other things, for the Third Party to contribute to the capital of Wincap, $800,000 in

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES return for an 80% ownership interest and an officer of Wincap and Winston to receive a 10% ownership interest. The closing of the agreement and the resultant change in control are subject to NASD approval which has not yet been received.

A condition of the Agreement is that the Third Party and two officers of Winston enter into an investment advisory agreement ("Advisory Agreement"). Under the Advisory Agreement, the Third Party has committed to provide no less than $4.7 million of assets to be managed by the two officers as long as certain performance criteria are met.

Certain fees and commissions generated in managing these assets will ultimately be remitted to Winston and one of its officers.

If the Agreement is closed, Winston has agreed to provide management services to Wincap. These services will consist of all services necessary for the operation of Wincap's securities business. Winston will receive as compensation for the services, 60% of Wincap's gross commissions as defined in the Agreement.

12. SEGMENT REPORTING
    -----------------

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") became effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual and quarterly reports. The Company has evaluated the requirements of SFAS No. 131 and has determined that it does not have reportable operating segments as defined. The Company conducts stock brokerage and investment banking activities through its wholly-owned subsidiaries Winston and AVF, as described in Note 2 of Notes to the Consolidated Financial Statements. These wholly-owned subsidiaries do not have individual segment managers or discrete financial data used to allocate resources as defined by SFAS No. 131.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ---------------------------------------------

         None.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

     All of the members of the current Board of Directors were elected at the 1998 Annual Meeting and all will serve until the next Annual Meeting or until their successors have been elected and shall qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 28, 1999 are as follows:

              Name                Age           Position Held
              ----                ---           -------------

         Paul O. Koether          62            Chairman, Director and
                                                  President

         Mathew E. Hoffman        45            Director

         Casey K. Tjang           60            Director

         M. Michael Witte         72            Director

         John W. Galuchie, Jr.    46            Vice President and
                                                  Treasurer

         Mark Koscinski           41            Vice President
------------------------------------

     Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since July 1987 and President since October 1990 of the Company and the general partner since 1990 of Shamrock Associates, ("Shamrock") an investment partnership which is the principal stockholder of the Company and
(ii) various positions with affiliates of the Company, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston") and since July 1992, a director of American Metals Service, Inc., ("AMS") which was an indirect, majority-owned subsidiary of the Company before its shares were distributed to the Company's shareholders. AMS currently is seeking to acquire an operating business. Mr. Koether also has been Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., ("Pure World") and since December 1994 has been a director and since January 1995 has been Chairman of Pure World's majority-owned subsidiary, Pure World Botanicals, Inc., ("PWBI") a manufacturer and distributor of natural products. He is also Chairman and a director of Pure World's principal stockholder, Sun Equities Corporation, ("Sun") a private company. Mr. Koether served as Chairman and a director of NorthCorp Realty Advisors, Inc., an asset management company, ("NorthCorp") from June 1992 when it was acquired by Pure World until August, 1994 when it was merged and renamed Crown NorthCorp, Inc. In September 1998 Mr. Koether was elected a director and Chairman of Cortech, Inc.("Cortech")a Denver-based biopharmaceutical company.

     Mathew E. Hoffman. Since January 1997, he has been head of the litigation department of Todtman, Nachamie, Spizz, & Johns, P.C. From May 1994 until January 1997 Mr. Hoffman was head of the litigation department of the law firm of Rosen & Reade. From February 1989 to May 1994, he was a partner of Keck, Mahin & Cate. His articles have been published in the United States, Europe and Japan.

     Casey K. Tjang. Since December 1995, he has been with Leading Edge Packaging, Inc., a marketing, wholesaler and distribution company of consumer product packagings in the following capacities: director and secretary since December 1995; Chief Financial Officer since September 1996 and President since September 1998. From 1991 to 1995, Mr. Tjang served as President and Chief Executive Officer of First Merchant Bankers, Inc., a privately-owned investment company, whose business is focused in the Asia Pacific rim, and from 1993 to 1995, he was an Executive Director of Starlite Holdings Limited, a printer and manufacturer of packaging materials. From March 1991 until February 1995, Mr. Tjang was a director of Concord Camera Corp., which manufactures and distributes camera equipment.

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

     John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (ii) Winston, as President and Treasurer since September 1989; (iii) Pure World, as Executive Vice President since April 1988 and director from January 1990 until October 1994; and (iv) NorthCorp as a director from June 1992 until August 1996 and as Secretary, from November 1992 to August 1994. In September 1998, Mr. Galuchie was elected a director and President of Cortech. Since December 1998 Mr. Galuchie has been a director of HealthRite, Inc.

     Mark Koscinski, a certified public accountant, is principally engaged in the following businesses since August 1993: (i) the Company and Winston as Vice President; (ii) Pure World, as Senior Vice President; and (iii) since December 1994, Pure World Botanicals, Inc., as director, Senior Vice President, Secretary and Treasurer.

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

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1998.

Item 10. EXECUTIVE COMPENSATION
         ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1998, 1997 and 1996, for those persons who were, at December 31, 1998 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").


                                            Summary Compensation Table
                                                                    Long-Term
Name and Principal                    Annual Compensation(1)(2)    Compensation      Other
                                --------------------------------- --------------   ---------
Officer                Year      Salary      Bonus       Other(3)    Options(#)
Paul O. Koether        1998     $200,000     $20,000     $171,161
Chairman, Presi-       1997     $200,000     $65,000     $124,484        -            -
dent and Chief         1996     $200,000     $65,000     $142,366        -            -
Executive Officer


John W. Galuchie, Jr.  1998     $166,000     $30,000     $    194
Vice President         1997     $160,000     $ 8,000     $    386        -            -
and Treasurer          1996     $160,000     $15,000     $    892        -            -


----------------------------------------------------

(1) The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2) The individuals named in the table above received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any of the Named Officers. Such amounts are excluded from the table.

(3) Represents commissions paid by Winston to these individuals in their capacity as registered representatives for securities trades made for their respective customers.

     There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 1998, 1997 and 1996 to the Named Officers.

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

     The table below contains information concerning the exercise of options by the Named Officers during 1998 and the fiscal year-end value of unexercised options held by the Named Officers.


                                Aggregated Option Exercises in Last Fiscal Year and
                                           Fiscal Year-End Option Values

                            Number of                                                        Value of Unexercised
                         Shares Acquired      Value           Number of Unexercised          In-the-Money Options
                           on Exercise      Realized      Options at December 31, 1998       at December 31, 1998
                         ---------------    --------      ----------------------------    --------------------------
                                                          Exercisable   Unexercisable    Exercisable  Unexercisable
                                                          ------------  -------------    -----------  -------------
Paul O. Koether                    -              -             -             -               -             -

John W. Galuchie, Jr.         10,000        $16,875             -             -               -             -



Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.
During 1998, the Company paid directors' fees in the aggregate amount of approximately $32,000.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 1999 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

                                 Amount and Nature
 Name and Address                  of Beneficial             Percent of
of Beneficial Owner                 Ownership(1)                Class
-------------------              -----------------           -----------

Paul O. Koether                      923,454(2)                 45.23%
 211 Pennbrook Road
 Far Hills, NJ 07931

Shamrock Associates                  834,940                    40.90%
 211 Pennbrook Road
 Far Hills, NJ 07931

M. Michael Witte                      19,000                        *
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Casey K. Tjang                        20,000                        *
 510 Tallwood Lane
 Greenbrook, NJ 08812

Mathew E. Hoffman                     14,000                        *
 62 Rosehill Avenue
 New Rochelle, NY 10804

John W. Galuchie, Jr.                 48,332(3)                  2.37%
 376 Main Street
 Bedminster, NJ 07921

Mark Koscinski                        10,000                        *
 376 Main Street
 Bedminster, NJ 07921

All Directors and Officers         1,006,454                    49.30%
 as a Group (6 persons)
-----------------------------------------
*Less than 1 percent.

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of Shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Mr. Witte (14,000 shares); Mr. Tjang (14,000 shares);
     Mr. Hoffman (14,000 shares); Mr. Koscinski (8,000 shares); and all directors and officers as a group (50,000 shares).

(2) Includes the 834,940 Shares beneficially owned by Shamrock. As a general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 28,332 shares owned by Sun, a private corporation of which Mr. Koether is the Chairman and a principal stockholder. Includes 3,332 shares held by Mr. Koether's Keogh Plan and 1,750 shares held in a trust for the benefit of Mr. Koether's daughter for which Mr. Koether acts as the sole trustee. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

(3) Includes 28,332 Shares owned by Sun, a private corporation of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of such shares.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 1998 and 1997. Natalie I. Koether, wife of the Chairman and President of the Company, is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 1998 and 1997 were approximately $120,000 and $128,000, respectively. Mrs. Koether received $170,000 and $150,000 in 1998 and 1997, respectively, as an employee. She received no compensation from R&C related to her fees charged to the Company for her time.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, 401(k) benefits and office supplies. Such reimbursements were approximately $164,000 and $171,000 during 1998 and 1997, respectively.

                                     PART IV


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     The following exhibits are filed as part of this report:

(a)      Exhibits
         --------

                  3.1          Bylaws of the Registrant, as amended. (l)

                  3.2(a) Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

                  3.2(b)       Certificate  of  Amendment   to   Certificate  of
                               Incorporation. (3)

                  3.2(c)       Certificate  of  Amendment  to   Certificate   of
                               Incorporation dated September 26, 1991. (4)

                  10.1         1987  Non-Qualified  Executive Stock Option Plan.
                               (6)

                  10.2 Employment Agreement, dated as of April 6, 1990 by and between Texas American Energy Corporation and Paul 0. Koether. (7)

                  21           Subsidiaries*

                  27           Financial Data Schedule*

(b)      Reports on Form 8-K.

                  On October 15, 1998, the Company announced it would split its stock two for one to be effected in the form of a stock dividend. The record date for the stock split was on October 26, 1998 and the distribution date was November 9, 1998.
-------------------
*   Filed herewith.

(1) Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.

(2) Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.

(3) Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.

(4) Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.

(5)  Intentionally left blank.

(6) Incorporated by reference to Texas American Energy Corporation Proxy Statement dated November 11, 1987.

(7) Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended June 30, 1990.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KENT FINANCIAL SERVICES, INC.


Dated:  March 29, 1999               BY       /s/ Paul O. Koether
                                              ------------------------------
                                              Paul 0. Koether
                                              Chairman of the Board, President
                                              and Director
                                              (Principal Executive Officer)



                                     BY       /s/ Mark Koscinski
                                              ------------------------------
                                              Mark Koscinski
                                              Vice President
                                              (Principal Financial and
                                              Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 29, 1999                           /s/ Paul O. Koether
                                                 ------------------------------
                                                 Paul 0. Koether
                                                 Chairman of the Board,
                                                 President and Director
                                                 (Principal Executive Officer)


Dated:  March 29, 1999                           /s/ Mathew E. Hoffman
                                                 ------------------------------
                                                 Mathew E. Hoffman
                                                 Director


Dated:  March 29, 1999                           /s/ M. Michael Witte
                                                 ------------------------------
                                                 M. Michael Witte
                                                 Director

Dated:  March 29, 1999                           /s/ Casey K. Tjang
                                                 ------------------------------
                                                 Casey K. Tjang
                                                 Director