Form 10QSB
period 1999-03-31
KENT FINANCIAL SERVICES INC
filed 1999-05-04
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1999, the issuer had 1,971,496 shares of its common stock, par value $.10 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
                                 Yes _____ No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                                   March 31,
                                                                     1999
                                                                   ---------
Assets
------

Cash and cash equivalents                                           $ 6,021
Securities owned                                                      6,911
Receivable from clearing broker                                         494
Property and equipment:
         Land and building                                            1,440
         Office furniture and equipment                                 256
                                                                    -------
                                                                      1,696
         Accumulated depreciation                                  (    486)
                                                                    -------
         Net property and equipment                                   1,210
                                                                    -------
Other assets                                                            211
                                                                    -------
                  Total assets                                      $14,847
                                                                    =======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Accounts payable and accrued expenses                            $ 1,246
   Mortgage note payable                                                469
   Accrual for discontinued operations                                  363
                                                                    -------
                  Total liabilities                                   2,078
                                                                    -------

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none outstanding                                  -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,991,658 outstanding                           199
   Additional paid-in capital                                        14,995
   Accumulated deficit                                             (  2,425)
                                                                    -------
                  Total stockholders' equity                         12,769
                                                                    -------
                  Total liabilities and stockholders' equity        $14,847
                                                                    =======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           1999        1998
                                                          ------      ------

Revenues:
    Brokerage commissions                                 $  499      $  387
    Principal transactions:
      Trading                                                269         217
      Investing gains                                        455       1,120
    Underwriting and placement fees,
      net of related expenses                                  -         135
    Interest, dividends and other                            196         247
                                                          ------      ------
                                                           1,419       2,106
                                                          ------      ------

Expenses:
    Brokerage                                                516         482
    General, administrative and other                        577         952
    Interest                                                  64          58
                                                          ------      ------
                                                           1,157       1,492
                                                          ------      ------

Earnings before income taxes                                 262         614
Provision (benefit) for income taxes                          14     (    40)
                                                          ------      ------
Net earnings                                              $  248      $  654
                                                          ======      ======

Basic net earnings per common share                       $  .12      $  .32
                                                          ======      ======

Diluted net earnings per common
  share                                                   $  .12      $  .32
                                                          ======      ======

Weighted average number of common
  shares outstanding (in 000's)                            1,992       2,022
                                                          ======      ======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                         Three Months Ended
                                                             March 31,
                                                         ------------------
                                                         1999          1998
                                                        ------       ------

Cash flows from operating activities:
        Net earnings                                    $  248       $  654
        Adjustments:
          Depreciation and amortization                     12           12
          Change in unrealized gains
             on securities owned                       (    46)     ( 1,099)
          Change in securities owned
             and U.S. Treasury securities              ( 3,230)       3,493
          Change in receivable from
             clearing broker                               775      (   837)
          Change in accounts payable and
             accrued expenses                               84          139
          Other, net                                   (    21)          38
                                                        ------       ------
          Net cash (used in) provided by
            operating activities                       ( 2,178)       2,400
                                                        ------       ------

Cash flows from investing activities-
        Purchase of office equipment                   (     8)           -
                                                        ------       ------

Cash flows from financing activities:
        Purchase of common stock                       (     1)     (    36)
        Payments on debt                               (     9)     (     8)
                                                        ------       ------
          Net cash used in financing
             activities                                (    10)     (    44)
                                                        ------       ------

Net (decrease) increase in cash
  and cash equivalents                                 ( 2,196)       2,356
Cash and cash equivalents at
  beginning of period                                    8,217        6,768
                                                        ------       ------

Cash and cash equivalents at end of
  period                                                $6,021       $9,124
                                                        ======       ======

Supplemental disclosure of cash flow information:
        Cash paid for:
          Interest                                      $   64       $   58
                                                        ======       ======
          Taxes                                         $   12       $   11
                                                        ======       ======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



1.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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

Certain  reclassifications  have  been  made  to  the  prior   years'  financial
statements to conform to the current year's presentation.

The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary, and the management of Asset Value Fund Limited Partnership ("AVF"), an investment partnership whose primary purpose is to make large investments in a limited number of portfolio companies whose securities are considered undervalued by the partnership's management. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement.

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At March 31, 1999, Winston had net capital, as defined, of approximately $499,000, which was $393,000 in excess of the required minimum.

3.  Pending Sale of Subsidiary
    --------------------------

On July 30, 1998, Winston, its wholly-owned subsidiary T. R. Winston Capital, Inc. ("Wincap"), and an unrelated third party ("Third Party"), entered into a stock purchase agreement ("Agreement"). The Agreement provides among other things, for the Third Party to contribute to the capital of Wincap, $800,000 in return for an 80% ownership interest and an officer of Wincap and Winston to receive a 10% ownership interest. The closing of the Agreement and the resultant change in control are subject to NASD approval which is anticipated to be received in the second quarter of 1999.

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

4.   Segment Reporting
     -----------------

The Company has evaluated the requirements of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") and has determined that it does not have reportable operating segments as defined. The Company conducts stock brokerage and investment banking activities through its wholly-owned subsidiaries Winston and AVF, as described in Note 2 of Notes to Consolidated Financial Statements. These wholly-owned subsidiaries do not have individual segment managers or discrete financial data used to allocate resources as defined by SFAS No. 131.

Item 2.    Management's Discussion and Analysis of Financial
-------
           Condition and Results of Operations
           -------------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $6.0 million and securities owned of $6.9 million at March 31, 1999. Substantially all securities are owned by AVF and consist of equity securities valued at market value.

     Net cash used in operations was $2.2 million in the three months ended March 31, 1999 compared to net cash provided by operations of $2.4 million in the comparable period of 1998. Cash flows from operations for the three months ended March 31, 1999 decreased from the comparable period in 1998 principally from the change in securities owned and U.S. Treasury securities and the change in the receivable from clearing broker. The decrease in net income in the first quarter of 1999 compared to the first quarter of 1998 was more than offset by the change in unrealized gains on securities owned over the same periods. Unrealized gains on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $10,000 and $44,000 in the three month periods ended March 31, 1999 and 1998, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building. The Company believes that its liquidity is sufficient for future operations.


Results of Operations
---------------------

     The Company had net income of $248,000, or $.12 basic and diluted earnings per share, for the three months ended March 31, 1999 compared to net income of $654,000 or $.32 basic and diluted earnings per share, for the comparable quarter in 1998.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended March 31, 1999 was $768,000, an increase of $29,000, or 4%, from approximately $739,000 in the comparable 1998 period. Brokerage expenses (including all fixed and variable expenses) increased by $34,000, or 7%, from $482,000 in the quarter ended March 31, 1998, to $516,000 for the three months ended March 31, 1999. Net brokerage income of $252,000 for the three months ended March 31, 1999 decreased from $257,000 from the same period in 1998, a decrease of $5,000 or 2%.

     The increase in brokerage commission income, principal trading gains and total brokerage expense for the quarter ended March 31, 1999 compared to the comparable quarter of 1998 was due to increased activity of the brokers employed at T. R. Winston & Company, Inc. Net underwriting fees of $135,000 were earned from a private placement of debt for a publically traded company in the first quarter of 1998.

     Net investing gains were $455,000 for the three months ended March 31, 1999, compared to net investing gains of $1,120,000 for the comparable period in 1998. The decrease in net investing gains from the three month period ended
March 31, 1998 to the comparable period in 1999 reflected the sale of a significant amount of securities owned in the first quarter of 1998, and the change in investment portfolio composition.

     Interest, dividend and other income was $196,000 for the three months ended March 31, 1999, compared to $247,000 for the three months ended March 31, 1998. This decrease was a result of lower interest rates and lower invested balances of the Company's cash equivalents.

     General, administrative and other expenses were $577,000 and $952,000 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of $375,000 or 39%. This decrease is principally due to the following expenses incurred in the first quarter 1998: (i) $130,000 provision for start-up costs directly expensed of a subsidiary that provides telephone services in the New England region, (ii) $75,000 for legal expenses, (iii) $60,000 in business development expenses and (iv) $50,000 in expenses incurred in connection with a proxy solicitation in one of the securities owned by the Company.

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

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its internal computer systems. Management's Year 2000 Plan addresses aspects of: Assessment which was completed during 1998; Implementation which will be completed during the third Quarter of 1999; Staffing; Testing; and Contingency Planning. To date the Company is on schedule with its Year 2000 Plan with the anticipated completion date for the Company's critical systems of May 1999 and all systems being Year 2000 ready by October 31, 1999, which is prior to any anticipated effect on its operating systems. The

Company has replaced certain systems that were not Year 2000 compliant and is in the process of converting others to properly recognize the Year 2000. The Company will utilize external resources to reprogram or replace, and test the software for Year 2000 modifications. Due to the critical relationship with the Company's clearing broker, the Company has developed a plan to test the transaction and other data provided by the clearing broker after any required revisions to its software. However, there can be no guarantee that the systems of the clearing broker and other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems. The total cost of the Year 2000 Plan is not expected to be material and will be funded though operating cash flows and will be expensed as incurred.

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

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

         (a)      Exhibits
                  --------

         (27).    Financial Data Schedule for the three months ended
                  March 31, 1999.

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


                                                  KENT FINANCIAL SERVICES, INC.




Dated:  May 4, 1999                              By: /s/ Mark Koscinski
                                                      -------------------------
                                                      Mark Koscinski
                                                      Vice President