Form 10QSB
period 1999-06-30
KENT FINANCIAL SERVICES INC
filed 1999-08-13
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1999
                                            -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                          Kent Financial Services, Inc.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                         75-1695953
-------------------------------                          -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-0078
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1999, the issuer had 1,898,600 shares of its common stock, par value $.10 per share, outstanding.

           Transitional Small Business Disclosure Format (check one).
                                 Yes     No X
                                    ---    ---

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                                      June 30,
                                                                        1999
                                                                      --------
Assets
------

Cash and cash equivalents                                             $  5,738
Securities owned                                                         7,160
Receivable from clearing broker                                            404
Property and equipment:
     Land and building                                                   1,440
     Office furniture and equipment                                        260
                                                                      --------
                                                                         1,700
     Accumulated depreciation                                        (     500)
                                                                      --------
     Net property and equipment                                          1,200
                                                                      --------
Other assets                                                               405
                                                                      --------
          Total assets                                                $ 14,907
                                                                      ========

Liabilities and Stockholders' Equity
------------------------------------


Liabilities:
   Accounts payable and accrued expenses                              $  1,349
   Mortgage payable                                                        469
   Discontinued operations                                                 363
                                                                      --------
          Total liabilities                                              2,181
                                                                      --------

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none outstanding                                     -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,941,438 outstanding                              194
   Additional paid-in capital                                           14,807
   Accumulated deficit                                               (   2,275)
                                                                      --------
          Total stockholders' equity                                    12,726
                                                                      --------
          Total liabilities and stockholders' equity                  $ 14,907
                                                                      ========




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                            Three Months Ended
                                                                 June 30,
                                                            ------------------
                                                             1999        1998
                                                            ------      ------

Revenues:
    Brokerage commissions and fees                         $  450      $  491
    Principal transactions:
       Trading                                                227         138
       Investing gains                                         39         447
    Interest, dividends and other                             613         250
                                                           ------      ------
                                                            1,329       1,326
                                                           ------      ------

Expenses:
    Brokerage                                                 468         467
    General, administrative and other                         638         584
    Interest                                                   69          71
                                                           ------      ------
                                                            1,175       1,122
                                                           ------      ------

Earnings before income taxes                                  154         204
Provision for income taxes                                      4          93
                                                           ------      ------
Net earnings                                               $  150      $  111
                                                           ======      ======

Basic net earnings per
  common share                                             $  .08      $  .06
                                                           ======      ======

Diluted net earnings per
  common share                                             $  .08      $  .06
                                                           ======      ======

Weighted average number of common
  shares outstanding (in 000's)                             1,967       2,006
                                                           ======      ======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                              Six Months Ended
                                                                  June 30,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------

Revenues:
     Brokerage commissions and fees                          $  949    $  878
     Principal transactions:
        Trading                                                 496       355
        Investing gains                                         494     1,567
     Underwriting and placement fees,
        net of related expenses                                   -       135
     Interest, dividends and other                              809       497
                                                             ------    ------
                                                              2,748     3,432
                                                             ------    ------

Expenses:
     Brokerage                                                  984       949
     General, administrative and other                        1,215     1,536
     Interest                                                   133       129
                                                             ------    ------
                                                              2,332     2,614
                                                             ------    ------

Earnings before income taxes                                    416       818
Provision for income taxes                                       18        53
                                                             ------    ------
Net earnings                                                 $  398    $  765
                                                             ======    ======

Basic net earnings per
  common share                                               $  .20    $  .38
                                                             ======    ======

Diluted net earnings per
  common share                                               $  .20    $  .38
                                                             ======    ======

Weighted average number of common
  shares outstanding (in 000's)                               1,969     2,014
                                                             ======    ======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                             Six Months Ended
                                                                 June 30,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------

Cash flows from operating activities:
    Net earnings                                           $   398   $   765
    Adjustments:
      Depreciation and amortization                             27        24
      Change in unrealized (gains)
        losses on securities owned                        (    456) (    923)
      Change in securities owned
        and U.S. Treasury Securities                      (  3,069)    3,068
      Change in receivable from
        clearing broker                                        865  (    531)
      Change in accounts payable and
        accrued expenses                                       183       430
      Other, net                                          (    153) (     42)
                                                           -------   -------
      Net cash provided by (used in)
        operating activities                              (  2,205)    2,791
                                                           -------   -------

Cash flows from investing activities:
    Purchase of equipment                                 (     14) (     11)
    Net noncash assets of a previously
      consolidated subsidiary                                   27         -
    Net cash related to a previously
      consolidated subsidiary                             (     85)        -
                                                           -------   -------
      Net cash used in investing
        activities                                        (     72) (     11)
                                                           -------   -------

Cash flows from financing activities:
    Purchase of common stock                              (    193) (     83)
    Payments on debt                                      (      9) (     16)
                                                           -------   -------
      Net cash used in financing
        activities                                        (    202) (     99)
                                                           -------   -------
Net (decrease) increase in cash
    and cash equivalents                                  (  2,479)    2,681
Cash and cash equivalents at
  beginning of period                                        8,217     6,768
                                                           -------   -------

Cash and cash equivalents at end of
  period                                                   $ 5,738   $ 9,449
                                                           =======   =======


                     Consolidated Statements of Cash Flows
                             is Continued on Page 6



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED FROM PAGE 5
                                   (UNAUDITED)
                                 ($000 Omitted)


Supplemental disclosure of cash flow information:
      Cash paid for:
        Interest                                           $   133    $  129
                                                           =======    ======
        Taxes                                              $    28    $   24
                                                           =======    ======

Supplemental disclosure of non-cash transaction:

     During the quarter ended June 30, 1999, the previously consolidated subsidiary, T. R. Winston Capital, Inc., ("Wincap") issued stock to an unrelated third party, resulting in a change of control. Net assets of Wincap consisted of $168,000 including $141,000 of cash at December 31, 1998. Subsequent to the stock issuance, the Company withdrew $56,000 from Wincap.





                                   CONCLUDED









          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

                                   (UNAUDITED)



1.    Basis of Presentation
      ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

     On May 7, 1999, T.R. Winston Capital, Inc. ("Wincap") a previously consolidated subsidiary of the Company, issued stock to an unrelated third party, resulting in a change of control. The financial statements presented prior to that date include the accounts of Wincap which was consolidated into the Company. Subsequently, the Company accounted for Wincap using the equity method to reflect its new ownership percentage.

     Certain reclassifications have been made to the prior years' financial statements to conform to the current years' presentation.

     The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At June 30, 1999, Winston had net capital, as defined, of approximately $626,000, which was $525,000 in excess of the required minimum.

3.    Securities Owned
      ----------------

     Securities owned consist of the following ($000's omitted):

                            Marketable, at       Marketable, at
                             Market Value          Fair Value         Total
                            --------------       --------------       -----

Equity securities               $ 6,509              $ 600          $ 7,109
Mutual funds                         51                  -               51
                                -------              -----          -------
Total                           $ 6,560              $ 600          $ 7,160
                                =======              =====          =======

     The estimated fair value of securities owned has been determined in good faith under consistently applied principles by the management of the Company, using available market information and other valuation considerations. Considerable judgement is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


4.    Sale of Subsidiary
      ------------------

     In July 1998, Winston, its then wholly-owned subsidiary T. R. Winston Capital, Inc. ("Wincap"), and an unrelated third party ("Third Party"), entered into a stock purchase agreement ("Agreement"). The Agreement provides among other things, for the Third Party to contribute to the capital of Wincap, $800,000 in return for an 80% ownership interest and an officer of Wincap and Winston to receive a 10% ownership interest. The closing of the Agreement and the resultant change in control were effected during May 1999 subsequent to receiving NASD approval. No gain or loss was recorded on the transaction.

     A condition of the Agreement is that the Third Party and two officers of Winston enter into an investment advisory agreement ("Advisory Agreement"). Under the Advisory Agreement, the Third Party has committed to provide no less than $4.7 million of assets to be managed by the two officers as long as certain performance criteria are met.

     Winston has agreed to provide management services to Wincap. These services will consist of all services necessary for the operation of Wincap's securities business. Winston will receive as compensation for the services, 60% of Wincap's gross commissions as defined in the Agreement. Wincap is currently in the process of amending its Membership Agreement with the NASD in order to enable it to conduct its planned securities business. Approval of this amendment is pending.

5.    Segment Reporting
      -----------------

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $5.7 million and securities owned of $7.2 million at June 30, 1999. Substantially all securities are owned by AVF. For additional information on the valuation of securities owned see Note 3 of Notes to Consolidated Financial Statements.

     Net cash (used in) provided by operations was approximately ($2.2) million and $2.8 million in the six month periods ended June 30, 1999 and 1998, respectively. Cash flows from operations for the six months ended June 30, 1999 decreased from the comparable period in 1998 principally from the increase in securities owned.

     Net cash used in investing activities increased during 1999 due to the sale of Winston's subsidiary as discussed in Note 4 of Notes to Consolidated Financial Statements.

     Net cash used in financing activities of $202,000 and $99,000 for the six month periods ended June 30, 1999 and 1998, respectively, resulted principally from the Company's purchase and retirement of its common stock and the continued payments on the mortgage loan collateralized by the Company's headquarters facility. The loan matures in September 1999. The Company intends to refinance the loan before the maturity date. The Company believes that its liquidity is sufficient for future operations.


Material Changes in Results of Operations
-----------------------------------------

     The Company had net income of $150,000, or $.08 basic and diluted earnings per share, for the three months ended June 30, 1999 compared to net income of $111,000 or $.06 basic and diluted earnings per share, for the comparable quarter in 1998. For the six months ended June 30, 1999, net income was $398,000 or $.20 basic and diluted earnings per share, compared to net income of $765,000 or $.38 basic earnings per share, for the comparable period in the prior year.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended June 30, 1999 was $677,000, an increase of $48,000, or 8%, from approximately $629,000 in the comparable 1998 period. Total brokerage income was $1,445,000 for the six months ended June 30, 1999, an increase of $77,000 or 6% from $1,368,000 for the six month period ended June 30, 1998. Included in brokerage income for the six months ended June

30, 1998 was net underwriting fees of $135,000 that were earned from a private placement of debt for a publically-traded company in the first quarter of 1998. Brokerage expenses (including all fixed and variable expenses) increased by $1,000, from $467,000 in the quarter ended June 30, 1998, to $468,000 for the quarter ended June 30, 1999. For the six months ended June 30, 1999, brokerage expenses were $984,000 compared to $949,000 for the comparable period in the prior year, an increase of $35,000 or 4%. Net brokerage income of $209,000 for the three months ended June 30, 1999 increased from $162,000 for the same period in 1998, an increase of $47,000 or 29%. For the six month period ended June 30, 1999, net brokerage income was $461,000, compared to $419,000 for the six months ended June 30, 1998, an increase of $42,000 or 10%.

     Net investing gains were $39,000 and $494,000 for the three and six months ended June 30, 1999, respectively, compared to net investing gains of $447,000 and $1,567,000 for the comparable periods in 1998. The decrease in net investing gains from the three and six month periods ended June 30, 1998 to the comparable periods in 1999 reflected the gain on sale in 1998 of a significant amount of securities owned.

     Interest, dividends and other income was $613,000 and $809,000 for the three and six months ended June 30, 1999, respectively, compared to $250,000 and $497,000 for the three and six months ended June 30, 1998, respectively. This increase was a result of an extraordinary dividend received by AVF from one of its portfolio investments offset by a decrease in interest earned due to lower invested balances and lower available rates.

     General and administrative expenses were $638,000 and $584,000 for the quarters ended June 30, 1999 and 1998, respectively, an increase of $54,000 or 9%. The increase in general and administrative expense for the quarter ended June 30, 1999 versus the quarter ended June 30, 1998 was due principally to an increase in compensation accruals and various other administrative expenses.

     For the six month periods ended June 30, 1999 and 1998, general and administrative expenses were $1,215,000 and $1,536,000 respectively, a decrease of $321,000 or 21%. This decrease for the six months ended June 30, 1999 compared to the same period in 1998 is principally due to the following items:
(i) $130,000 provision for start up costs of a subsidiary that will provide telephone services in the New England region during the 1998 period; (ii) $35,000 decrease in employee bonus accruals; (iii) $40,000 decrease in legal expenses; (iv) $60,000 decrease in business development expenses and (v) $50,000 in expenses incurred in connection with a proxy solicitation in one of the securities owned by the Company during the 1998 period.


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

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its internal computer systems. Management's Year 2000 Plan addresses aspects of: Assessment which was completed during 1998; Implementation which will be completed during the third quarter of 1999; Staffing; Testing; and Contingency Planning. To date the Company is on schedule with its Year 2000 Plan. The Company's critical systems were completed during May 1999 and all systems will be Year 2000 ready by October 31, 1999, which is prior to any anticipated effect on its operating systems. The Company has replaced certain systems that were not Year 2000 compliant and is in the process of converting others to properly recognize the Year 2000. The Company will utilize external resources to reprogram or replace, and test the software for Year 2000 modifications. Due to the critical relationship with the Company's clearing broker, the Company has developed a plan to test the transaction and other data provided by the clearing broker after any required revisions to its software. However, there can be no guarantee that the systems of the clearing broker and other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems. The total cost of the Year 2000 Plan is not expected to be material and will be funded though operating cash flows and will be expensed as incurred.

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

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

        (a)      Exhibits
                 --------

       (27).     Financial Data Schedule for the six months ended June 30, 1999.

        (b)      Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 KENT FINANCIAL SERVICES, INC.




Dated:   August 13, 1999                         By: /s/ Mark Koscinski
                                                     ---------------------------
                                                     Mark Koscinski
                                                     Vice President