Form 10QSB
period 1999-09-30
KENT FINANCIAL SERVICES INC
filed 1999-11-12
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 1999
                                            ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                     Kent Financial Services, Inc.
---------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


          Delaware                                         75-1695953
 ------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
    ------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-0078
                      -------------------------------------
                           (Issuer's telephone number)

                                       N/A
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X    No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1999, the issuer had 1,904,308 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                 Yes _____   No X

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    --------------------


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                                September 30,
                                                                    1999
                                                                -------------
Assets
------

Cash and cash equivalents                                          $  5,055
Securities owned                                                      7,375
Net receivable from clearing broker                                      92
Property and equipment:
     Land and building                                                1,440
     Office furniture and equipment                                     265
                                                                   --------
                                                                      1,705
     Accumulated depreciation                                     (     518)
                                                                   --------
     Net property and equipment                                       1,187
                                                                   --------
Other assets                                                            406
                                                                   --------
          Total assets                                             $ 14,115
                                                                   ========

Liabilities and Stockholders' Equity
------------------------------------


Liabilities:
   Accounts payable and accrued expenses                           $  1,384
   Mortgage payable                                                     469
   Accrual for previously discontinued operations                       318
                                                                   --------
          Total liabilities                                           2,171
                                                                   --------

Stockholders' equity:
  Preferred stock without par value, 500,000
     shares authorized; none outstanding                                  -
  Common stock, $.10 par value, 4,000,000
     shares authorized; 1,904,308 outstanding                           190
  Additional paid-in capital                                         14,645
  Accumulated deficit                                             (   2,891)
                                                                   --------
          Total stockholders' equity                                 11,944
                                                                   --------
          Total liabilities and stockholders' equity               $ 14,115
                                                                   ========



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                            1999        1998
                                                           ------      ------

Revenues:
     Brokerage commissions and fees                        $  350      $  412
     Principal transactions:
       Trading                                                199          87
       Investing losses                                   (   409)    (   393)
     Interest, dividends and other                            167         250
                                                           ------      ------
                                                              307         356
                                                           ------      ------

Expenses:
     Brokerage                                                402         339
     General, administrative and other                        472         600
     Interest                                                  67          82
                                                           ------      ------
                                                              941       1,021
                                                           ------      ------

Earnings (loss) before income taxes                       (   634)    (   665)
Provision (benefit) for income taxes                      (    18)    (   113)
                                                           ------      ------
Net earnings (loss)                                       ($  616)    ($  552)
                                                           ======      ======

Basic net loss per common share                           ($  .32)    ($  .28)
                                                           ======      ======

Diluted net loss per common share                         ($  .32)    ($  .28)
                                                           ======      ======

Weighted average number of common
  shares outstanding (in 000's)                             1,906       1,992
                                                           ======      ======



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                             Nine Months Ended
                                                                September 30,
                                                             -----------------
                                                              1999       1998
                                                             ------     ------

Revenues:
    Brokerage commissions and fees                          $ 1,299    $ 1,425
    Principal transactions:
      Trading                                                   695        442
      Investing gains                                            85      1,174
    Underwriting and placement fees,
      net of related expenses                                     -        135
    Interest, dividends and other                               976        612
                                                            -------    -------
                                                              3,055      3,788
                                                            -------    -------

Expenses:
    Brokerage                                                 1,386      1,288
    General, administrative and other                         1,687      2,136
    Interest                                                    200        211
                                                            -------    -------
                                                              3,273      3,635
                                                            -------    -------

Earnings (loss) before income taxes                        (    218)       153
Provision(benefit) for income taxes                               -   (     60)
                                                            -------    -------
Net earnings (loss)                                        ($   218)   $   213
                                                            =======    =======

Basic net earnings (loss) per
  common share                                             ($   .11)   $   .11
                                                            =======    =======

Diluted net earnings (loss) per
  common share                                             ($   .11)   $   .11
                                                            =======    =======

Weighted average number of common
  shares outstanding (in 000's)                               1,940      2,006
                                                            =======    =======



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                           1999       1998
                                                          ------     ------

Cash flows from operating activities:
    Net earnings (loss)                                 ($   218)    $  213
    Adjustments:
      Depreciation and amortization                           47         38
      Change in unrealized gains on
        securities owned                                (    237)   (   495)
      Change in securities owned                        (  3,502)     2,535
      Change in receivable from
        clearing broker                                    1,147    (   283)
      Change in accounts payable and
        accrued expenses                                     195        372
      Other, net                                        (    150)   (    72)
                                                         -------     ------
      Net cash provided by (used in)
        operating activities                            (  2,718)     2,308
                                                         -------     ------

Cash flows from investing activities:
    Purchase of equipment                               (     18)   (    11)
    Net noncash assets of a previously
      consolidated subsidiary                                 27          -
    Net cash related to a previously
      consolidated subsidiary                           (     85)         -
                                                         -------     ------
     Net cash used in investing
        activities                                      (     76)   (    11)
                                                         -------     ------

Cash flows from financing activities:
    Purchase of common stock                            (    359)   (   124)
    Payments on debt                                    (      9)   (    23)
                                                         -------     ------
     Net cash used in financing
       activities                                       (    368)   (   147)
                                                         -------     ------
Net (decrease) increase in cash
    and cash equivalents                                (  3,162)     2,150
Cash and cash equivalents at
  beginning of period                                      8,217      6,768
                                                         -------     ------

Cash and cash equivalents at end of
  period                                                 $ 5,055     $8,918
                                                         =======     ======


                      Consolidated Statements of Cash Flows
                             is Continued on Page 6


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED FROM PAGE 5
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                            Nine Months Ended
                                                               September 30,
                                                            -----------------
                                                             1999       1998
                                                            ------     ------
Supplemental disclosure of cash flow
   information:
     Cash paid for:
       Interest                                             $  200     $  211
                                                            ======     ======
       Taxes                                                $   28     $   29
                                                            ======     ======


Supplemental disclosure of non-cash
   transaction:

     During the quarter ended June 30, 1999, the previously consolidated subsidiary, T.R. Winston Capital, Inc., ("Wincap") issued stock to an unrelated third party, resulting in a change of control. Net assets of Wincap consisted of $168,000, including $141,000 of cash at December 31, 1998. Subsequent to the stock issuance, the Company withdrew $56,000 from Wincap.





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

     On May 7, 1999, T.R. Winston Capital, Inc. ("Wincap") a previously consolidated subsidiary of the Company, issued stock to an unrelated third party, resulting in a change of control. The financial statements presented prior to that date include the accounts of Wincap which was consolidated into the Company. Subsequently, the Company accounts for its residual investment in Wincap using the equity method to reflect its minority ownership interest.

     Certain reclassifications have been made to the prior years' financial statements to conform to the current years' presentation.

     The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At September 30, 1999, Winston had net capital, as defined, of approximately $444,000, which was $344,000 in excess of the required minimum.

3.   Securities Owned
     ----------------

     Securities owned consist of the following ($000's omitted):

                                Marketable, at   Marketable, at
                                 Market Value      Fair Value      Total
                                --------------   --------------    -----

     Equity securities             $ 6,824           $ 500        $ 7,324
     Mutual funds                       51               -             51
                                   -------           -----        -------
     Total                         $ 6,875           $ 500        $ 7,375
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

4.   Sale of Subsidiary
     ------------------

     In July 1998, Winston, its then wholly-owned subsidiary T. R. Winston Capital, Inc. ("Wincap"), and an unrelated third party ("Third Party"), entered into a stock purchase agreement ("Agreement"). The Agreement provides among other things, for the Third Party to contribute to the capital of Wincap $800,000 in return for an 80% ownership interest and an officer of Wincap and Winston to receive a 10% ownership interest. The closing of the Agreement and the resultant change in control were effected during May 1999 subsequent to receiving NASD approval. No gain or loss was recorded on the transaction.

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

Item 2.    Management's Discussion and Analysis of Financial
------
           Condition and Results of Operations
           -------------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $5.1 million and securities owned of $7.4 million at September 30, 1999. Substantially all securities are owned by AVF. For additional information on the valuation of securities owned see Note 3 of Notes to Consolidated Financial Statements.

     Net cash (used in) provided by operations was approximately ($2.7) million and $2.3 million in the nine month periods ended September 30, 1999 and 1998, respectively. Cash flows from operations for the nine months ended September 30, 1999 decreased from the comparable period in 1998 principally from the change in securities owned, partially offset by the change in receivable from the clearing broker.

     Net cash used in investing activities increased during 1999 due to the sale of Winston's subsidiary as discussed in Note 4 of Notes to Consolidated Financial Statements.

     Net cash used in financing activities of $368,000 and $147,000 for the nine month periods ended September 30, 1999 and 1998, respectively, resulted principally from the Company's purchase and retirement of its common stock and the continued payments on the mortgage loan collateralized by the Company's headquarters facility. The loan matures in December 1999. The Company intends to refinance the loan before the maturity date. The Company believes that its liquidity is sufficient for future operations.


Material Changes in Results of Operations
-----------------------------------------

     The Company had a net loss of $616,000, or $.32 basic and diluted loss per share, for the three months ended September 30, 1999 compared to a net loss of $552,000 or $.28 basic and diluted loss per share, for the comparable quarter in 1998. For the nine months ended September 30, 1999, the net loss was $218,000 or $.11 basic and diluted loss per share, compared to net income of $213,000 or $.11 basic and diluted earnings per share, for the comparable period in 1998.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended September 30, 1999 was $549,000, an increase of $50,000, or 10%, from $499,000 in the comparable 1998 period. Total brokerage income was $1,994,000 for the nine months ended September 30, 1999, a decrease of $8,000 or less than one percent from $2,002,000 for the nine month period ended September 30, 1998. Included in brokerage income for the nine months ended September 30, 1998 was net underwriting fees of $135,000 that were earned from a private placement of debt for a publically-traded company in the first quarter of 1998. Brokerage expenses (including all fixed and variable expenses) increased by $63,000, or 19%, from $339,000 in the quarter ended September 30, 1998, to $402,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 1999, brokerage expenses were $1,386,000 compared to $1,288,000 for the comparable period in the prior year, an increase of $98,000 or 8%. Net brokerage income of $147,000 for the three months ended September 30, 1999 decreased from $160,000 from the same period in 1998, a decrease of $13,000 or 8%. For the nine month period ended September 30, 1999, net brokerage income was $608,000, compared to $714,000 for the nine months ended September 30, 1998, a decrease of $106,000 or 15%.

     Net investing gains (losses) were ($409,000) and $85,000 for the three and nine months ended September 30, 1999, respectively, compared to net investing gains (losses) of ($393,000) and $1,174,000 for the comparable periods in 1998. The decrease in net investing gains from the nine month period ended September 30, 1998 to the comparable period in 1999 reflected the gain on sale in 1998 of a significant amount of securities owned.

     Interest, dividends and other income was $167,000 and $976,000 for the three and nine months ended September 30, 1999, respectively, compared to $250,000 and $612,000 for the three and nine months ended September 30, 1998, respectively. The increase for the nine months ended September 30, 1999 was a result of an extraordinary dividend received by AVF from one of its portfolio investments offset by a decrease in interest earned due to lower invested balances and lower available rates.

     General and administrative expenses were $472,000 and $600,000 for the quarters ended September 30, 1999 and 1998, respectively, a decrease of $128,000 or 21%. The decrease in general and administrative expense for the quarter ended September 30, 1999 versus the quarter ended September 30, 1998 was due principally to a decrease in compensation and various other administrative expenses.

     For the nine month periods ended September 30, 1999 and 1998, general and administrative expenses were $1,687,000 and $2,136,000 respectively, a decrease of $449,000 or 21%. This decrease for the nine months ended September 30, 1999 compared to the same period in 1998 is principally due to the following items:
(i) $200,000 provision for start up costs of a subsidiary that will provide telephone services in the New England region during the 1998 period; (ii) $70,000 decrease in employee bonus accruals; (iii) $40,000 decrease in legal expenses; (iv) $60,000 decrease in business development expenses and (v) $50,000 in expenses incurred in connection with a proxy solicitation in one of the securities owned by the Company in 1998.

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

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its internal computer systems. Management's Year 2000 Plan addresses aspects of: Assessment, Staffing and Contingency Planning which were completed during 1998; Implementation which was completed during the third quarter of 1999; and Testing, which is an ongoing process largely dependent upon the Company's clearing broker. The Company's critical systems were remediated during May 1999 and management believes that all systems are Year 2000 ready. The Company has either converted or replaced certain systems that were not Year 2000 compliant to properly recognize the Year 2000. The Company used external resources to reprogram or replace, and test the software for Year 2000 modifications.

     Since the clearing broker's compliance is critical to the Company's systems and continuing operations, the Company has been monitoring its Year 2000 progress. The Company's clearing broker has performed testing on all of the systems that either interact with or are used via the internet by the Company with no Year 2000 issues found. However, there can be no guarantee that the systems of the clearing broker and other companies on which the Company's systems rely will not have an adverse effect on the Company's systems. The total cost of the Year 2000 Plan to date has not been material and will continue to be funded through opearating cash flows and will be expensed as incurred.

     The estimated costs to complete the project are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

PART II - OTHER INFORMATION
-------   -----------------

Item 4. - Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 1, 1999. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang, and M. Michael Witte were elected to the Board of Directors.

     The following is a tabulation for all nominees:

                                              For               Withheld
                                            -------             --------

        Paul O. Koether                     964,454                 -
        Mathew E. Hoffman                   964,454                 -
        Casey K. Tjang                      964,454                 -
        M. Michael Witte                    964,454                 -


Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

     (a)  Exhibits
          --------

          (10)   Employment Agreement with John W. Galuchie, Jr.
                 dated September 1, 1999.

          (27) Financial Data Schedule for the nine months ended September 30, 1999.

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             KENT FINANCIAL SERVICES, INC.




Dated: November 12, 1999                     By: /s/ Mark Koscinski
                                                 ------------------------------
                                                 Mark Koscinski
                                                 Vice President

     This is an EMPLOYMENT AGREEMENT (the "Agreement"), dated as of September 1, 1999, by and between KENT FINANCIAL SERVICES, INC., a Delaware corporation (the "Corporation"), and John W. Galuchie, Jr. (the "Executive").


                                    Recitals
                                    --------

     The Executive currently serves as Executive Vice President of the Company. The Company desires the Executive to continue to serve as the Company's Executive Vice President, and the Executive desires to continue to serve the Company as its Executive Vice President, on the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, the parties agree as follows:

     1.  Employment.  The Company hereby employs the Executive as Executive Vice
         ----------
President of the Company, and the Executive hereby accepts such employment, upon the terms and conditions set forth herein.

     2. Duties and Powers.
        -----------------

        2.1 Duties.  The Executive  shall serve  as Executive  Vice President of
            ------
the Company and perform the duties of Executive Vice President as defined in the Bylaws of the Company in effect on the date of this Agreement. The
Executive  Vice  President  shall  receive   the  compensation  provided  herein
notwithstanding any future amendment to the Bylaws of the Company which diminishes or alters the duties of the Executive Vice President of the Company. The Executive shall not be required to devote his entire working time to the business of the Company, and may devote time to other business interests, including directorships of other companies public and private.

        2.2  Service  as  Director.  If  elected,  the   Executive  shall  serve
             ---------------------
as a director of the Company without additional compensation, and shall have the right at any time to serve as a director of any subsidiary of the Company.

     3. Term of Agreement.  The initial term of employment  under this Agreement
        -----------------
shall  be  three  years  commencing  effective  as of  September  1,  1999  (the
"Effective Date") and shall extend until August 31, 2002 unless sooner terminated pursuant to Section 6 below. The term of the Executive's employment under this Agreement shall be automatically extended one day for each day elapsed after the Effective Date. Employment of the Executive by the Company prior to the Effective Date shall, subject to the terms and conditions of the benefit plans and arrangements referred to in Section 5.1 below, be counted in determining the Executive's continuous service with the Company for purposes of any benefit computation.


     4.  Compensation.  For all services  rendered by the  Executive  under this
         ------------
Agreement, the Company shall pay the Executive an annual salary of $180,000 (the "Base Salary"), payable in equal monthly installments. The Board of Directors of the Company shall from time to time review the compensation to be paid to the Executive under this Agreement and shall increase (but not decrease) the compensation in such amounts, if any, as the Board of Directors determines.

     5.  Benefits, Expenses, Reimbursement; etc.
         --------------------------------------

        5.1 Benefit  Plans.  The  Company  shall  provide   the  Executive  with
            --------------
such medical and disability insurance, hospital insurance and group life insurance and other benefits made available to executive level employees of the Company, subject to the terms and conditions of such benefit plans and arrangements.


        5.2  Expenses.  The  Company  shall  pay  all  expenses  incurred by the
             --------
Executive in furtherance of or in connection with the business of the Company and its subsidiaries and affiliates including, without limitation, all (i) travel and living expenses while away from home on business or at the request and in the service of the Company or its subsidiary or affiliate, and
(ii) entertainment expenses, upon submission of appropriate receipts or vouchers and in accordance with the standard expense reimbursement policies of the Company as in effect from time to time. If any such expenses are paid by the Executive, the Company shall reimburse him promptly for those expenses. The Executive shall also be entitled to reimbursement for the annual fee(s) of any credit cards the Executive acquires for use in charging expenditures incurred in the performance of his duties under this Agreement.

        5.3 Vacations.  The Executive  shall be entitled each year to a vacation
            ---------
of four weeks (twenty working days), during which time his compensation shall be paid in full and such holidays and other non-working days as are consistent with the policies of the Company for executives generally. All vacations shall be scheduled so as to cause minimal interference with the operations of the Company. If the Executive's employment under this Agreement is terminated pursuant to Section 6, the Executive shall be entitled to payment for all untaken vacation days.


        5.4 Death  Benefits.  Subject  to  the  provisions of Section  5.5(B) of
            ---------------
this Agreement, in the event of the Executive's death during the term of this Agreement, the Company shall pay to such beneficiaries as the Executive shall designate in writing prior to the Executive's death, or if he fails to designate a beneficiary, to the Executive's spouse or, if none, to the Executive's estate, an annual benefit equal to $180,000 (the "Death Benefit") The Death Benefit shall be payable in equal monthly installments for a period of 3 years, commencing on the first day of the next month following the month in which the Executive's death occurs. Payments made pursuant to this Section 5.4 shall be made in lieu of any and all payments provided for in Section 4 of this Agreement.


        5.5  Disability.
             ----------
         A. The Executive shall be paid such benefits to which he is entitled under the terms of such long-term disability insurance as the Company has provided under Section 5.1 of this Agreement. If at any time during the term of this Agreement (i) the Company is not providing the Executive with long-term disability insurance coverage, or (ii) the amount of coverage provided pays benefits less than an annual benefit to age 70 of 80% or more of the Executive's Base Salary plus cash bonuses which the Executive is being paid prior to the commencement of disability benefits, then the Executive shall be paid the amount specified in Section 5.5(B) of this Agreement.

         B. Subject to the provisions of Section 5.5(A) of this Agreement, if during the term of this Agreement (i) the Executive suffers any illness, disability or incapacity which renders him unable to perform his duties hereunder and such illness, disability or incapacity is deemed by a duly licensed physician (who may be the Executive's personal physician) to be permanent, or (ii) the Executive is unable to render services to the Company of the nature required by this Agreement because of illness, disability or incapacity for a period of 90 days, whether or not such days are consecutive, during any year of the term hereof, then the Executive shall continue to render advisory and consulting services as he is able and as may be reasonably requested by the Company. The Company shall pay to the Executive an annual disability payment (the "Disability Payment") equal to 80% of the Executive's base compensation of $180,000 or such base compensation in effect at the time the event or condition described in Section 5.5(B) (i) or (ii) (the "Condition") above occurs. The Disability Payment shall be paid to the Executive in equal monthly installments under the Executive attains age 70. Disability Payments shall commence on the first day of the month following the month in which the Condition occurs and shall be made even if the Executive is unable to render any services to the Company.




         C. In  the  event  of  the  Executive's  death  during  the  period  in
which  Disability  Payments  are  to  be  paid,   the   Company  shall  pay  any
remaining Disability Payments due pursuant to Section 5.5(B) to such beneficiaries as the Executive designates in writing before his death, or upon his failure to designate a beneficiary, to his surviving spouse or, if none, then to the Executive's estate. Such payments shall be paid in lieu of any and all payments provided for in Section 4 and 5.4 of this Agreement.

     6. Termination. The Executive's employment hereunder may be terminated only
        -----------
under the following circumstances:

        6.1  Cause.  The  Company  may  terminate  the  Executive's   employment
             -----
hereunder for "cause" upon not less than five days' prior written notice of such termination. For purposes of this Agreement, the Company shall have "cause" to terminate the Executive's employment hereunder upon (A) the continued failure by the Executive to substantially perform his duties hereunder (other than any such failure resulting from the executive's incapacity due to physical or mental illness or the removal of Executive's office to a location more than 5 miles from its current location), which failure has not been cured (i) within three days after a written demand for substantial performance is delivered to the Executive by the Company that specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties (the "Three Day Period"), or (ii) in the event such failure cannot be reasonably cured within the Three Day Period, within 20 days thereafter, provided that the Executive promptly commences and thereafter diligently prosecutes the cure thereof, or (B) the Executive's conviction of any criminal act or fraud with respect to the Company. Notwithstanding the foregoing, the Executive's employment may not be terminated for cause unless and until the Company has delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than 80 percent of the entire Board of Directors at a meeting of the Board (of which the Executive was given at least 20 days prior written notice and an opportunity, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Executive has not substantially performed his duties (which failure shall be described in detail) and such failure has not been cured within the period described in (ii) above. In addition, the Company shall not have cause to terminate the Executive's employment hereunder as a result of any event occurring prior to the date hereof and previously disclosed to the Company. The burden of establishing cause shall be upon the Company.


        6.2  Termination  by   the   Executive.  The   Executive  may  terminate
             ---------------------------------
this  employment  hereunder  for "good  reason"  upon  not less than five  days'
prior  written   notice  to  the  Company.  For  purposes  of  this   Agreement,
"good reason" shall mean the continued failure by the Company to perform its obligations under this Agreement (including any material change by the Company in the duties, responsibilities and powers of the Executive as set forth herein or the removal of the Executive's office to a location more than 5 miles from its current location) which failure has not been cured(i) within three days after a written demand for performance is delivered to the Company by the Executive that specifically identifies the manner in which the Executive believes the Company has not performed its obligation (the "Three Day Period"), or (ii) in the event such a failure cannot be reasonably cured within the Three Day Period, within twenty (20) days thereafter provided that the Company promptly commences and thereafter diligently prosecutes the cure thereof.

        6.3  Change in Control.
             -----------------

         A. The Executive may terminate his employment under this Agreement at any time for "good reason" (as defined below) within 36 months after the date of a Change in Control (as defined below) of the Company.

         B. A "Change in Control" of the Company shall be deemed to have occurred if:

         (1) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as in effect on the date hereof), other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company's issued and outstanding common stock as of the Effective Date, is or becomes the beneficial owners, directly or indirectly, of common stock of the Company representing 30% or more of the Company's then issued and outstanding common stock; or


         (2) individuals who constitute the Company's Board of Directors on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a Director subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the Directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for Director, without objection to such nomination) shall be, for purposes of this clause, considered as though such person were a member of the Incumbent Board. For purposes of this Section 6.3(A), "good reason" shall mean a determination solely by the Employee, in good faith, that as a result of the change of control of the Company he may be adversely affected
(i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.



         C. If the Executive terminates his employment after a Change of Control of the Company, he shall notify the Company in writing of the effective date of the termination (the "Termination Date") and he shall be paid (i) the Base Salary payable to the Executive under this Agreement through the Termination Date, or (ii) an amount equal to the product of (a) the average annual Base Salary paid to the Executive during the five years preceding the Termination Date, multiplied by (b) three, whichever of (i) or (ii) is more. The amount payable under this Section 6.3(C) shall be paid in a lump sum on or before the fifth day following the Termination Date.

     7.  Interest and Counsel Fees.
         -------------------------

         7.1  Interest.  All   amounts  payable  to  the  Executive  under  this
              --------
Agreement shall be due and payable at the time specified herein and any payment which is not made within five days of the date of written demand shall be made with interest on the amount due from the due date until paid in full at an annual rate equal to 2% over the prime or base rate of interest generally offered or charged by Citibank, N.A. to its commercial customers for short-term unsecured loans, as in effect from time to time during the period from such due date until the date such payment is made.


         7.2  Counsel  Fees. The  Company   hereby   irrevocably  authorizes the
              -------------
Executive from time to time to retain counsel of his choice at the expense of the Company to represent the Executive in connection with the Executive's initiation or defense of any litigation, arbitration or other legal action relating to this Agreement or any provision hereof (whether such action is by or against the Company or any director, officer, stockholder or other person affiliated with the Company, or in any jurisdiction). Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. The reasonable fees and expenses of counsel selected by the Executive shall be paid or reimbursed to the Executive by the Company on a regular, periodic basis upon presentation by the Executive of a statement or statements prepared by such counsel in accordance with its customary practices, up to a maximum aggregate amount of $250,000. Notwithstanding the preceding, if it should be finally determined by judgment or order of a court of competent jurisdiction (the time for the appeal of which judgment or order shall have expired), that the Executive has not prevailed in any such litigation, arbitration or other legal action, the Executive shall promptly return to the Company, upon its demand, any amounts so advanced in connection with such action together with interest thereon at the rate provided in Section 7.1 above.

        8.  No Conflicting Commitments.
            --------------------------

         8.1 Representation and Warranty.  The Executive represents and warrants
             ---------------------------
that he has no commitments or obligations of any kind whatsoever inconsistent with this Agreement and is under no disability of any kind whatsoever which would impair, infringe upon or limit Executive's ability to enter this Agreement or to perform the services required hereunder.


         8.2 Indemnification. The  Executive  agrees  to  indemnify and hold the
             ---------------
Company harmless against any claim or other actions asserted against the Company based upon circumstances in which it is alleged that the Executive has breached the warranty set forth in Section 8.1.


        9.  Governing  Law.  This  Agreement has  been executed and delivered in
            --------------
the State of New Jersey, and shall in all respects be interpreted, construed, and governed by and in accordance with the law of the State of New Jersey. Except as otherwise herein provided, all actions or proceedings arising directly, indirectly or otherwise in connection with, out of, related to, or from this Agreement shall be litigated exclusively and only in courts having situs within the State of New Jersey, and the parties hereby consent and submit to the jurisdiction of any state or federal court located in the State of New Jersey. Notwithstanding the preceding, the Executive, at his sole and exclusive option, exercisable by written notice given to the Company at any time, may elect to submit any dispute arising under this Agreement to resolution by arbitration held in Somerset County, New Jersey in accordance with the rules of the American Arbitration Association.


        10.  Notices.  All  notices   hereunder   shall  be   in   writing   and
             -------
personally delivered or mailed by registered or certified mail, return receipt requested, to the following address:

                  If to the Company:

                  376 Main Street
                  Bedminster, New Jersey 07921

                  If to the Executive:

                  John W. Galuchie, Jr.
                  376 Main Street
                  Bedminster, New Jersey 07921

The Company or the Executive may hereafter designate another address to the other in writing for purposes of notices under this Agreement.

        11.  Waivers.  Any waiver by any party of any  violation  of,  breach of
             -------
or default under any provision of this Agreement by the other party shall not be construed as, or constitute, a continuing waiver of such provision, or waiver of any other violation of, breach of or default under any other provision of this Agreement.

        12.  Assignability.  This  Agreement  shall  not  be  assignable  by the
             -------------
Company without the written consent of Executive, except that if the Company shall merge or consolidate with or into, or transfer substantially all of its assets to, another corporation or other form of business organization, this Agreement shall be binding on the Executive and be for the benefit of and binding upon the successor of the Company resulting from such merger, consolidation or transfer without Executive's consent, unless this Agreement is terminated pursuant to Section 6.3(C). Executive may not assign, pledge, or encumber any interest in this Agreement or any part thereof without the express written consent of the Company, this Agreement being personal to Executive.


        13.  Severability.  Each  provision  of  this  Agreement   constitutes a
             ------------
separate and distinct undertaking, covenant and/or provision hereof. In the event that any provision of this Agreement shall finally be determined to be unlawful, such provision shall be deemed severed from this Agreement, but every other provision of this Agreement shall remain in full force and effect, and in substitution for any such provision held unlawful, there shall be substituted a provision of similar import reflecting the original intent of the parties hereto to the extent permissible under law.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first set forth above written.

                                         KENT FINANCIAL SERVICES, INC.


                                   By:   /s/ Paul O. Koether
                                         ----------------------------

                                   Title: President
                                         ----------------------------


/s/ John W. Galuchie, Jr.
-------------------------
    John W. Galuchie, Jr.