Form 10KSB
period 1999-12-31
KENT FINANCIAL SERVICES INC
filed 2000-03-29
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _________________.

                          Commission file number 1-7986
                                                 ------

                          KENT FINANCIAL SERVICES, INC.
                    ----------------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                                75-1695953
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           -----------------------------------------------------------
             (Address of principal executive offices with Zip Code)

          Issuer's telephone number, including area code (908) 234-0078
                                                         --------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 1999 were approximately $4.8 million.

     At February 29, 2000, there were 1,883,264 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by NASDAQ, was approximately $3.7 million.

     Transitional Small Business Disclosure Format Yes    No X
                                                      ---   ---

                                     PART I

Item 1.       DESCRIPTION OF BUSINESS
              -----------------------

General
-------

     The principal business of Kent Financial Services, Inc. (the "Company" or "Kent") is the operation of its wholly-owned subsidiary, T.R. Winston & Company, Inc. ("Winston"), a securities broker-dealer licensed in all states (except Alaska) and the District of Columbia. Winston is a member of the National
Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation. All clearing arrangements for Winston are conducted pursuant to an agreement with Bear Stearns Securities Corporation, an unrelated major broker-dealer which is a member of the New York Stock Exchange, Inc. Winston conducts various activities customary for broker-dealers of comparable size including buying and selling securities for customer accounts, trading securities in the over-the-counter market and providing various corporate finance services including underwritings, private placements, mergers, acquisitions and similar transactions. Winston has three offices in New Jersey, and one office in each of California, Texas and New Hampshire. As of December 31, 1999, Winston's equity capital was $944,000, all of which was advanced by Kent or generated by Winston's earnings. Winston had regulatory net capital at that same date, pursuant to the provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, of $721,000, which was $610,000 in excess of the required minimum net capital. Winston is exempt from the customer protection provisions of Rule 15c3-3 (the "Rule") under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the Rule.

     The Company also invests through Asset Value Fund Limited Partnership ("AVF"), which was originally founded in February 1991 to provide investment advisory and management services and was funded at that time with $5 million. As of December 31, 1999, the equity capital of AVF was approximately $11.8 million. Currently AVF is a wholly-owned by the Company. AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of December 31, 1999, AVF held 19 equity investments, of which four consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns more than 38% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 26% of General Devices, Inc., a non-operating company seeking a new business; 19% of Golf Rounds.com, Inc., an internet content provider; and 16% of Gish Biomedical, Inc., a manufacturer of medical devices.

     The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. The Company's business and its profitability are affected by many factors, including the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and lower investment banking revenues as well as losses from declines in the market value of securities positions. In addition, Kent is likely to be adversely affected by negative economic developments in New Jersey, the Mid-Atlantic region or the financial services industry in general. Reduced volume and prices generally result in lower investment banking revenues and commissions and may result in losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of relatively low business activity for the Company, profitability will likely be adversely affected because a significant portion of the Company's expenses are fixed.

Competition
-----------

     The Company is engaged in an extremely competitive business. Competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, commercial banks, thrift institutions and financial consultants. Most of these organizations have substantially more employees and greater financial resources than the Company. The Company also competes for investment funds with banks, insurance companies and investment companies. Discount brokerage firms and on-line Internet brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. The Company typically has not engaged in extensive advertising programs for this type of business.

     In addition to competition from firms traditionally engaged in the financial services business, there has been increasing competition in recent years from other sources, such as commercial banks, insurance companies, on-line financial services providers, sponsors of mutual funds and other companies offering financial services both in the United States and on a world-wide basis. The financial services industry has also experienced consolidation and convergence in recent years, as institutions involved in a broad range of financial services industries, such as investment banking, brokerage, asset management, commercial banking and insurance have merged. This convergence trend is expected to continue, and could result in the Company's competitors gaining greater capital and other resources, a broader range of products and services and/or more geographic diversity. In November 1999, the Gramm-Leach Bliley Act was passed in the United States, effectively repealing certain sections of the 1933 Glass-Steagall Act. Its passage allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets traditionally dominated by investment banks and retail securities firms.

Employees
---------

     As of December 31, 1999, the Company and its subsidiaries employed 24 people of whom 18 are registered securities brokers.

Item 2.       DESCRIPTION OF PROPERTY
              -----------------------

Corporate and Branch Offices
----------------------------

     The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The office building is collateral for a mortgage loan with a balance of approximately $700,000 at December 31, 1999, bearing interest on that date at the rate of 7.875% per annum. The mortgage loan is payable to a bank in equal monthly payments of $5,345 including interest, through November 2024.

     Effective February 1, 1999, an affiliate entered into an extension of a lease agreement with the Company for office space for a five-year period. The Company's aggregate rental income from this arrangement was $43,000 in each of the years ended 1999 and 1998. Winston leases space for its Los Angeles office from its clearing broker- dealer.

Item 3.       LEGAL PROCEEDINGS
              -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")"
---------------------------------------------------------------------

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

Other Legal Matters
-------------------

Winston Legal Matters

     In the normal course of business, Winston at December 31, 1999, had been named as a respondent in two arbitrations, one of which was settled in January 2000. Although the ultimate outcome of the open action cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such action will not have a material adverse effect on the financial statements.

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

                                     PART II
                                     -------

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

                                          High              Low
                                         ------            -----

Calendar Quarter:

      1999
      ----

      First Quarter                     $ 7 1/2          $ 2 1/4
      Second Quarter                    $ 7 1/2          $ 3
      Third Quarter                     $ 4 7/16         $ 3 3/4
      Fourth Quarter                    $ 4              $ 3 5/8

      1998
      ----

      First Quarter                     $ 2 13/16        $ 2 11/16
      Second Quarter                    $ 3 3/8          $ 2 15/16
      Third Quarter                     $ 3 3/4          $ 3
      Fourth Quarter                    $ 5 13/16        $ 3 1/8
---------------

     As of February 29, 2000, the Company had approximately 1,813 stockholders of record of its common stock. The closing price of the common stock was $4 on February 29, 2000.

     The Company did not pay dividends in 1999 or 1998 and does not anticipate paying dividends in the foreseeable future.

Item 6.       MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
              ------------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

Liquidity and Capital Resources
-------------------------------

     At December 31, 1999, the Company had consolidated cash and cash equivalents of approximately $4 million. The cash equivalents were U.S. Treasury Bills with original maturities of three months or less, with yields ranging from 4.98% to 5.37%. The Company had securities owned valued at approximately $9 million at December 31, 1999. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. At that same date, the Company's mortgage note payable on its headquarters facility had a remaining principal amount of approximately $700,000. The loan currently bears interest at the rate of 7.875% with principal payments amortized over twenty-five years. The loan matures in November 2024. The Company believes that its liquidity is adequate for future operations.

     Net cash of approximately $3.9 million was used in operations in 1999, compared to net cash provided by operations of approximately $1.6 million in 1998. The principal reason for the decrease was the change in securities owned in 1999 compared to 1998, partially offset by the change in net receivable from the clearing broker. In 1999, the change in securities owned and the change in receivable from the clearing broker used net cash of $4.0 million, compared to cash generated of $1.4 million in 1998. Cash flows from operating activities include net income of $409,000 and $532,000 in 1999 and 1998, respectively. These amounts were offset by the change in unrealized gains on securities owned. Unrealized gains and losses are included in consolidated operations, but do not utilize or generate cash flows.

     During 1999, the Company repurchased 100,168 shares of its common stock for an aggregate cost of $395,000. In 1998, the Company repurchased 33,692 shares for an aggregate cost of approximately $124,000. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares. In 1999, the Company issued 8,000 shares by way of options being exercised for proceeds of $18,000.

Results of Operations
---------------------

     The Company had net income in 1999 of $409,000, or $.21 basic and fully diluted earnings per share, compared to a net income of $532,000, or $.27 basic and fully diluted earnings per share, in 1998. Total brokerage revenue, which consisted of commissions and principal trading transactions and underwriting fees, was approximately $3.4 million in 1999, an increase of $800,000 or 31% from 1998 total brokerage revenue of $2.6 million. Brokerage expenses (including all fixed and variable expenses) increased by $451,000, or 25% from $1.8 million in 1998 to $2.2 million in 1999. Net brokerage income of $1.2 million in 1999 represented an increase of $400,000, or 50%, from net brokerage income of $800,000 in 1998. The overall increase in the total brokerage revenue, total brokerage expense and net brokerage income is attributable to improved overall market conditions in 1999 compared to 1998.

     Net investing gains were $234,000 in 1999, a decrease of $1,417,000 from the net investing gains in 1998 of $1,651,000. The decrease in net investing gains was due to a decrease in realized gains on the sale of selected investments in the investment portfolio during 1999 as compared to 1998.

     Interest, dividends and other income totaled $1,194,000 in 1999 and $979,000 in 1998. The increase was primarily the result of an extraordinary dividend of $427,500 received by AVF from one of its portfolio investments and lower interest income caused by lower invested balances of cash equivalents.

     General and administrative expenses were $2.2 million in 1999, a decrease of approximately $400,000 or 15% from the $2.6 million recorded in 1998. The majority of the decrease was a result of the following items: (i) $200,000 provision for start up costs of an investment in 1998 in a company that will provide telephone services in the New England region, (ii) $130,000 in expenses incurred in connection with a proxy solicitation for one of the securities owned by AVF in 1998, and (iii) $75,000 of business development expenses in 1998, not incurred in 1999.

     In the fourth quarter of 1999 management changed its estimate for income taxes payable previously accrued for open tax years. This resulted in an income tax benefit of $249,000. See Note 5 of Notes to Consolidated Financial Statements regarding income taxes.

Market Risk
-----------

     Market risk represents the potential loss as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. The Company's exposure to market risk is directly related to securities holdings. Each day, position and exposure reports are prepared by the operations manager in the group engaged in trading activities for traders and group management. These reports are independently reviewed by the Company's corporate accounting group. The position report is distributed to management throughout the Company, including the Chief Executive Officer, and it enables senior management to control inventory levels and monitor results of the trading group. The Company also reviews and monitors inventory aging, pricing, concentration and securities ratings. In addition to position and exposure reports the Company produces a daily revenue report that summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the business groups. Daily revenue is reviewed for various risk factors and is independently verified by the corporate accounting group. The daily revenue report is distributed to various levels of management throughout the Company, including the Chief Executive Officer, and together with the position and exposure report, enables senior management to monitor and control overall activity of the trading groups. Since its inception, neither the Company nor its subsidiaries has traded or otherwise transacted in derivatives.

     The fair value of securities at December 31, 1999 was approximately $9 million as to its long positions and approximately $719,000 as to its short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $900,000 loss as to its long positions and a $72,000 gain as to its short positions as of December 31, 1999. Two of the Company's long positions, Cortech, Inc., and Gish Biomedical, Inc., were carried at $4,112,000 and $1,831,000, respectively. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its trading accounts with its clearing broker, which are classified as cash equivalents and receivable from clearing broker, respectively, in the consolidated financial statements.

     The fair value of securities at December 31, 1998 was $5.1 million as to its long positions and $1.4 million as to its short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $510,000 loss as to its long positions and a $140,000 gain as to its short positions as of December 31, 1998.

Sale Of Subsidiary
------------------

     In July 1998, Winston, its then wholly-owned subsidiary T. R. Winston Capital, Inc. ("Wincap"), and an unrelated third party ("Third Party"), entered into a stock purchase agreement ("Agreement"). The Agreement provided among other things, for the Third Party to contribute to the capital of Wincap
$800,000 in return for an 80% ownership interest. The balance of equity was owned 10% by Winston and 10% by an officer of Winston who introduced the Third Party. The transaction closed in May 1999, after the change in control was approved by the NASD. The difference of $13,000 between the original book value of the Company's investment in Wincap and the subsequent value of the 10% equity interest of Wincap upon completion of the transaction was charged to additional paid-in capital. No gain or loss was recorded on the transaction. Subsequent to the sale, Winston has accounted for its 10% investment in Wincap under the equity method because one of Winston's officers holds an additional 10% of Wincap.

     At December 31, 1999, total assets of Wincap amounted to $531,911, total liabilities amounted to $8,112, and net income for 1999 was $11,715. In December 1999, Wincap purchased 50% of its Common Stock outstanding which reduced Winston's investment in Wincap from $102,524 to $52,524.

     Winston has agreed to provide management services to Wincap. These services will consist of all services necessary for the operation of Wincap's securities business. Winston will receive as compensation for the services, 60% of Wincap's gross commissions as defined in the Agreement. From the date of sale of Wincap, there were no such commissions as defined.

Subsequent Event
----------------

     In January 2000, Wincap stockholders signed a letter of intent with Direct Capital Markets.com, Inc. ("DCM") to sell all outstanding shares in exchange for 75,000 unregistered, non-marketable shares of DCM's Series C Convertible Preferred Stock. Wincap's stockholders are currently negotiating a definitive agreement for the sale. Until this definitive agreement is executed, neither Wincap's stockholders nor DCM is legally bound to proceed with the sale.

Year 2000 Matters
-----------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Year 2000 Issue did not pose any operational problems for the Company's internal computer systems.

     The total cost of the Year 2000 plan was not material and was funded through operating cash flows and expensed as incurred. The costs incurred, which consisted principally of professional fees, were approximately $14,000 and $6,000 for 1999 and 1998, respectively.

Item 7.   FINANCIAL STATEMENTS
          --------------------

         The financial statements filed herein are listed below:

         Independent Auditors' Report

         Financial Statements:

                  Consolidated Balance Sheet - December 31, 1999

                  Consolidated Statements of Operations -
                           Years ended December 31, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity -
                           Years ended December 31, 1999 and 1998

                  Consolidated Statements of Cash Flows -
                           Years ended December 31, 1999 and 1998

                  Notes to Consolidated Financial Statements -
                           Years ended December 31, 1999 and 1998

                                                   Deloitte & Touche LLP
                                                   Two World Financial Center
                                                   New York, New York 10281-1414





INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and Subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
March 21, 2000
New York, New York

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                 ($000 Omitted)


                                                               December 31,
                                                                   1999
                                                               ------------

Cash and cash equivalents                                         $ 4,043
Securities owned                                                    9,013
Receivable from clearing broker                                       939

Property and equipment:
  Land and building                                                 1,447
  Office furniture and equipment                                      265
                                                                  -------
                                                                    1,712

  Accumulated depreciation                                       (    538)
                                                                  -------
  Net property and equipment                                        1,174

Other assets                                                          280
                                                                  -------
      Total assets                                                $15,449
                                                                  =======






          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 ($000 Omitted)



                                                                 December 31,
                                                                     1999
                                                                 ------------

Liabilities:
  Securities sold, not yet purchased                               $   719
  Accounts payable                                                     210
  Accrued expenses                                                     961
  Mortgage payable                                                     700
  Accrual for previously discontinued operations                       318
                                                                   -------
      Total liabilities                                              2,908
                                                                   -------

Contingent liabilities (Notes 3 and 4)

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                       -
Common stock, $.10 par value,
 4,000,000 shares authorized;
 1,899,814 shares outstanding                                          190
Additional paid-in capital                                          14,615
Accumulated deficit                                               (  2,264)
                                                                   -------
      Total stockholders' equity                                    12,541
                                                                   -------
      Total liabilities and stockholders' equity                   $15,449
                                                                   =======








          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      ($000 Omitted, except per share data)


                                                      Year ended December 31,

                                                      1999               1998
                                                    --------           --------

Revenues:
   Brokerage commissions and fees                   $ 2,259             $ 1,697
   Principal transactions:
      Trading                                         1,151                 703
      Investing gains                                   234               1,651
   Underwriting and placement fees,
      net of related expenses                             -                 153
   Interest, dividends and other                      1,194                 979
                                                    -------             -------
             Total revenues                           4,838               5,183
                                                    -------             -------

Expenses:
    Brokerage                                         2,223               1,772
    General, administrative and other                 2,153               2,596
    Interest                                            302                 280
                                                    -------             -------
             Total expenses                           4,678               4,648
                                                    -------             -------

Earnings before income taxes                            160                 535
Provision (benefit) for income taxes               (    249)                  3
                                                    -------             -------
Net earnings                                        $   409             $   532
                                                    =======             =======

Basic net earnings per common share                 $   .21             $   .27
                                                    =======             =======

Diluted net earnings per common share               $   .21             $   .27
                                                    =======             =======

Weighted average number of common shares
  outstanding (in 000's)                              1,942               2,003
                                                    =======             =======






          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 ($000 Omitted)





                                                          Additional                              Total
                                           Common          Paid-In         Accumulated        Stockholders'
                                            Stock          Capital           Deficit             Equity
                                           ------         ----------       -----------        ------------


Balance, December 31, 1997                 $  202           $15,117         ($ 3,205)            $12,114

Repurchase and cancellation

  of common stock                         (     3)         (    121)               -            (    124)

Net earnings                                    -                 -              532                 532
                                           ------           -------          -------             -------

Balance, December 31, 1998                    199            14,996         (  2,673)             12,522

Adjustment in connection
  with the sale of
  a previously
  consolidated subsidiary                       -          (     13)               -            (     13)

Issuance of common stock                        1                17                -                  18

Repurchase and cancellation
  of common stock                         (    10)         (    385)               -            (    395)

Net earnings                                    -                 -              409                 409
                                           ------           -------          -------             -------

Balance, December 31, 1999                 $  190           $14,615         ($ 2,264)            $12,541
                                           ======           =======          =======             =======








          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ($000 Omitted)




                                                             Year Ended December 31,
                                                            ------------------------
                                                             1999              1998
                                                            -------           ------
Cash flows from operating activities:

  Net earnings                                              $   409          $   532
  Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                               64               53
     Unrealized gains on securities owned                  (    326)        (    577)
  Change in operating assets and liabilities:
     Change in securities owned                            (  4,333)           2,633
     Change in net receivable from clearing broker              330         (  1,200)
     Change in accounts payable and accrued expenses            266               84
     Change in income taxes payable                        (    261)               3
     Other, net                                            (     86)              95
                                                            -------          -------
     Net cash provided by (used in) operating
       activities                                          (  3,937)           1,623
                                                            -------          -------

Cash flows from investing activities:

  Purchase of property and equipment                       (     24)        (     11)
  Net assets other than cash of a previously
     consolidated subsidiary                                     27                -
  Net cash related to a previously
     consolidated subsidiary                               (     85)               -
                                                            -------          -------
  Net cash used in investing activities                    (     82)        (     11)
                                                            -------          -------

Cash flows from financing activities:

  Repurchase of common stock                               (    395)        (    124)
  Issuance of common stock                                       18                -
  Payments on loan                                         (    478)        (     39)
  Loan proceeds                                                 700                -
                                                            -------          -------
     Net cash used in financing activities                 (    155)        (    163)
                                                            -------          -------

Net increase (decrease) in cash and cash equivalents       (  4,174)           1,449
Cash and cash equivalents at beginning of period              8,217            6,768
                                                            -------          -------
Cash and cash equivalents at end of period                  $ 4,043          $ 8,217
                                                            =======          =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
     Interest                                               $   302          $   280
                                                            =======          =======
     Taxes                                                  $    28          $    31
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

Cash Equivalents
----------------

The Company considers as cash equivalents all short-term investments which are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist entirely of U. S. Treasury Bills that matured through March 2000 and were reinvested for an additional 90 days. All cash and cash equivalents are on deposit either with a major money center bank or with the clearing broker.

Securities Owned
----------------

Securities owned and securities sold, but not yet purchased are recorded on a trade date basis and are valued at fair value.

The Company takes proprietary trading securities positions to satisfy customer demand for Nasdaq market and over-the-counter securities. Realized and unrealized gains and losses from holding proprietary trading positions for resale to customers are included in principal transaction trading revenues. The Company also holds from time to time principal investment securities which are recorded at quoted market prices or at fair value as determined by management based on other relevant factors. The net change in market or fair value of investment securities owned is included in principal transactions investing revenues. Substantially all securities are owned by AVF and consist of equity securities valued at market value.

Property and Equipment
----------------------

The Company records all property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets generally ranging from three to thirty-nine years.

Fair Value of Financial Instruments
-----------------------------------

Substantially all assets and liabilities are stated at fair value or at amounts which approximate fair value.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Investment Banking Revenues
---------------------------

Investment banking revenues include gains, losses, and fees net of syndicate expenses arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determined. During 1999, the Company had no investment banking activities.

Interest Income and Expenses
----------------------------

Winston receives interest income on its credit balances at the clearing broker and is charged interest expense on its debit balances at the clearing broker.

Income Taxes (Benefit)
---------------------

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return.

Earnings Per Common Share
-------------------------

Earnings per common share is calculated based on the weighted average number of shares outstanding. Diluted earnings per share includes the assumed conversion of shares issuable upon exercise of options, where appropriate.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

2.   SECURITIES BROKERAGE BUSINESS
     -----------------------------

The Company's business is comprised principally of the operation of Winston and the management of AVF. Winston is a licensed securities broker-dealer in all states (except Alaska) and the District of Columbia and is a member of the NASD, and the Securities Investor Protection Corporation. Winston conducts retail securities brokerage, trading and investment banking activities. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer, Bear Stearns Securities Corporation, pursuant to a clearing agreement.

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934 ("1934 Act"), Winston is required to maintain minimum net capital, as defined, of $111,000. At December 31, 1999, Winston had net capital, as defined, of $721,000 which was $610,000 in excess of the required minimum.

Winston is exempt from the customer protection provisions of Rule 15c3-3 under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the Rule.

AVF is an investment partnership whose primary purpose is to make investments in a limited number of companies whose securities are considered undervalued by the partnership's management.

3.   SECURITIES OWNED AND SECURITIES SOLD NOT YET PURCHASED
     ------------------------------------------------------

Securities owned and securities sold not yet purchased as of December 31, 1999, consisting of proprietary trading positions held for resale to customers and portfolio positions (equity securities) held for capital appreciation consist of the following (in 000's):

                                                                  Sold,
                                                                 Not Yet
                                                 Owned          Purchased
                                                 -----          ---------

Marketable  equity  securities
  Portfolio  Positions  of
  greater  than  5%  of
  outstanding common stock:
     Cortech, Inc.                               $4,112          $   -
     Gish Biomedical, Inc.                        1,831              -
     Golf Rounds.com, Inc.                          525              -
     General Devices, Inc.                           51              -
     All other portfolio positions                2,191            719
  Held for resale to customers                      233              -
Mutual funds                                         70              -
                                                 ------          -----
Aggregate market                                 $9,013          $ 719
                                                 ======          =====

4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

Leases
------

The Company leases certain office space for a monthly rental of approximately $7,500, however, this lease is cancellable with 90 days notice. Future minimum rental requirements under the terms of this lease are approximately $22,500 for 2000.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Winston subleases part of its premises at one location to several subtenants under sublease terms substantially equivalent to Winston's lease agreement. Rental income under these agreements in 1999 and 1998 was approximately $51,000 and $65,000, respectively.

Aggregate net rent expense for the years ended December 31, 1999 and 1998 was approximately $52,000 and $28,000, respectively.

Legal Matters
-------------

In the normal course of business, Winston at December 31, 1999, had been named as a respondent in two arbitrations, one of which was settled in January 2000. Although the ultimate outcome of the open action cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such action will not have a material adverse effect on the consolidated financial statements.

5. INCOME TAXES
   ------------

The components of income tax expense (benefit) are as follows:

                                                      ($000 Omitted)
                                                 Year Ended December 31,
                                                -------------------------
                                                 1999               1998
                                                -------           -------

         Federal-Current                         ($261)            ($ 29)
         State-Current                              12                32
         Deferred                                    -                 -
                                                  ----              ----

         Total                                   ($249)             $  3
                                                  ====              ====



Total income tax expense (benefit) for the years ended December 31, 1999 and 1998 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                           ($000 Omitted)
                                                       Year Ended December 31,
                                                      ------------------------
                                                       1999              1998
                                                      ------            ------

Income tax expense computed at
   statutory rates on total earnings
      before income taxes                             $  54              $ 182

Increase (decrease) in tax from:
     Valuation allowance on net operating
       loss carryforward                             (   62)            (  190)
     State income tax, net of Federal benefit             8                 21
     Change in estimate of income taxes payable      (  249)                 -
     Other, net                                           -             (   10)
                                                      -----              -----

         Total tax expense (benefit)                 ($ 249)             $   3
                                                      =====              =====

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In the fourth quarter of 1999 management changed its estimate for income taxes payable previously accrued for open tax years.

The tax effects of significant items comprising the Company's net deferred tax asset at December 31, 1999 are as follows:

                                                                 ($000 Omitted)
                                                                  ------------

         Deferred tax assets:
               Operating loss carryforwards                          $ 2,845
               Alternative minimum tax credit carryforward               958
               General business credit carryforwards                     990
               Mark-to-market reserves                                   153
               Other                                                     208
                                                                     -------
                                                                     $ 5,154
                                                                     =======

         Valuation allowance                                        ($ 5,154)
                                                                     =======

         Net deferred tax asset                                      $     -
                                                                     =======


Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 1999, the valuation allowance decreased by approximately $62,000, principally as a result of the expiration of state net operating loss carryforwards and the generation of new deferred tax liabilities.

Significant carryforward balances for Federal income tax purposes as of December 31, 1999 are:

                                                    ($000 Omitted)
                                                 -----------------------

                                                             Expiration
                                                  Amount        Years
                                                 --------    -----------

         Net operating loss                      $ 6,765     2006-2014
         General business tax credit             $   990          2000
         Alternative minimum tax credit          $   958           N/A

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6. MORTGAGE PAYABLE
   ----------------

In November 1999, the Company refinanced its mortgage loan with a financial institution. The new mortgage loan of $700,000 is collateralized by the Company's headquarters facility and bears interest at the rate of 7.875%. The mortgage loan is payable in equal monthly installments of $5,345 including interest, through November 2024. The mortgage which was in force until the refinancing in November 1999 bore an interest rate of 7.05%.

7. CAPITAL STOCK
   -------------

Common Stock Repurchases
------------------------

On March 26, 1996, the Board of Directors approved a plan to repurchase up to 300,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. All shares acquired through December 31, 1999 have been canceled and returned to the status of authorized but unissued shares. As of December 31, 1999 275,835 shares have been acquired under this repurchase plan and have been canceled and returned to the status of authorized but unissued shares. In February 2000 the Board of Directors approved a new plan to repurchase up to an additional 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations.

Common Stock Options
--------------------

The Non-Qualified Stock Option Plan adopted by the stockholders of the Company in 1987 provides for a maximum of 133,332 shares of common stock of the Company to be issued to key executives, including officers and directors of the Company, at the discretion of the Board of Directors. Options under this plan expire five years from the date of grant and are exercisable as to one-half of the shares on the date of grant and, as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors at the time of grant. The options outstanding at December 31, 1999, were granted in 1995 and will expire at various times during 2000.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



The following table summarizes option transactions under this plan for 1999:

                                                                       Average
                                                         Shares         Price
                                                        -------        -------

       Options outstanding at December 31, 1997          60,000        $2.15625
       Options granted in 1998                                -               -
       Options exercised in 1998                        (10,000)        1.68750
       Options forfeited in 1998                              -               -
                                                         ------        --------

       Options outstanding at December 31, 1998          50,000        $2.25000

       Options granted in 1999                                -               -
       Options exercised in 1999                        ( 8,000)        2.25000
       Options forfeited in 1999                              -               -
                                                         ------        --------

       Option outstanding at December 31, 1999           42,000        $2.25000
                                                         ======        ========


The Company does not accrue compensation expense for the issuance of stock options granted in accordance with its accounting policy, which is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

8. COMPENSATION ARRANGEMENTS
   -------------------------

In April 1990, the Company entered into an employment agreement (the "Agreement") with the Company's Chairman for a three-year term commencing April, 1990 (the "Effective Date") at an annual salary of $175,000 (adjusted to $200,000 in December 1993), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to $200,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement he shall be paid an annual disability payment equal to 80% of his base salary in effect at the time of the disability. In September 1999, the Company entered into an employment agreement with the Company's Executive Vice President for a three-year term commencing September, 1999 at an annual salary of $180,000, the terms being identical to that of the Chairman's agreement. The Company has accrued for the contingent payments under these Agreements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9. PREVIOUSLY DISCONTINUED OPERATIONS
   ----------------------------------

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

In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI. In the fourth quarter of 1994, TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 per year in 1995 through 1999. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The liability had been accrued for in prior years as part of discontinued operations.

TAPI has been identified as a PRP at another Texas waste disposal site operated by an unrelated party. The Company believes that it should have no liability in connection with TAPI's environmental matters.

10. TRANSACTIONS WITH RELATED PARTIES
    ---------------------------------

Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 1999 and 1998. Natalie I. Koether, wife of the Chairman and President of the Company is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 1999 and 1998 were approximately $47,000 and $120,000, respectively. Mrs. Koether received $150,000 and $170,000 in 1999 and 1998,respectively, as an employee. She received no compensation from R&C related to fees charged to the Company for her time. The payable to R&C at December 31, 1999 was approximately $2,000.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 1999 and 1998.

The Company reimburses an affiliate for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $159,000 and $164,000 during 1999 and 1998, respectively.

Eligible employees can elect to participate in the Company's qualified 401 (k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit which was $10,000 for 1999 and 1998. The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There was no employer matching contribution in 1999 or 1998.

Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from those affiliates totaling approximately $4,000 and $41,000 during 1999 and 1998, respectively.

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

Winston conducts its business on a fully disclosed basis with one clearing broker, Bear Stearns Securities Corporation, on behalf of its customers and for its own proprietary accounts, pursuant to a clearance agreement. At December 31, 1999, substantially all of the securities owned and the total receivable from clearing broker are positions with and amounts due from this clearing broker. The Company is subject to credit risk should the clearing broker be unable to pay this balance.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SALE OF SUBSIDIARY
    ------------------

In July 1998, Winston, its then wholly-owned subsidiary T. R. Winston Capital, Inc. ("Wincap"), and an unrelated third party ("Third Party"), entered into a stock purchase agreement ("Agreement"). The Agreement provided among other things, for the Third Party to contribute to the capital of Wincap $800,000 in return for an 80% ownership interest and Winston and an officer of Winston to each receive a 10% ownership interest. The closing of the Agreement and the resultant change in control were effected during May 1999, subsequent to receiving NASD approval. The difference of $13,000 between the original book value of Winston's investment in Wincap and the resultant 10% investment in the equity of Wincap upon completion of the transaction was charged to additional paid-in capital. No gain or loss was recorded on the transaction. Subsequent to the sale, Winston has accounted for its 10% investment in Wincap under the equity method because one of Winston's officers holds an additional 10% of Wincap.

At December 31, 1999, total assets of Wincap amounted to $531,911, total liabilities amounted to $8,112, and net income for 1999 was $11,715. In December 1999, Wincap purchased 50% of its Common Stock outstanding which reduced Winston's net investment in Wincap by $50,000. At December 31, 1999, Winston's investment in Wincap was $52,524, which is included in other assets on the consolidated balance sheet.

Winston has agreed to provide management services to Wincap. These services will consist of all services necessary for the operation of Wincap's securities business. Winston will receive as compensation for the services, 60% of Wincap's gross commissions as defined in the Agreement. From the date of sale of Wincap, there were no such commissions as defined.

13. SEGMENT REPORTING
    -----------------

The Company has determined that it does not have reportable operating segments. The Company conducts stock brokerage and investment banking activities through its wholly-owned subsidiaries Winston and AVF, as described in Note 2 of Notes to the Consolidated Financial Statements. These wholly-owned subsidiaries do not have individual segment managers or discrete financial data used to allocate resources.

14. SUBSEQUENT EVENT
    ----------------

In January 2000, Wincap stockholders signed a letter of intent with Direct Capital Markets.com, Inc. ("DCM") to sell all outstanding shares in exchange for 75,000 unregistered, non-marketable shares of DCM's Series C Convertible Preferred Stock. Wincap's stockholders are currently negotiating a definitive agreement for the sale. Until this definitive agreement is executed, neither Wincap's stockholders nor DCM is legally bound to proceed with the sale.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------------------------

       None.

                                    PART III
                                    --------
Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
             ------------------------------------------------------------

     All of the members of the current Board of Directors were elected at the 1999 Annual Meeting and all will serve until the next Annual Meeting or until their successors have been elected and qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 29, 2000 were as follows:

              Name                       Age            Position Held
              ----                       ---            -------------

         Paul O. Koether                  63            Chairman, Director and
                                                        President

         Mathew E. Hoffman                46            Director

         Casey K. Tjang                   61            Director

         M. Michael Witte                 73            Director

         John W. Galuchie, Jr.            47            Executive Vice President
                                                        and Treasurer

         Mark Koscinski                   42            Vice President
------------------------------------


     Paul O. Koether is principally engaged in the following businesses: (i) Chairman and director since July 1987 and President since October 1990 of the Company and the general partner since 1990 of Shamrock Associates, ("Shamrock") an investment partnership which is the principal stockholder of the Company,
(ii) various positions with affiliates of the Company, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston"); and (iii) Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., ("Pure World") and since December 1994 has been a director and since January 1995 has been Chairman of Pure World's wholly-owned subsidiary, Pure World Botanicals, Inc. a manufacturer and distributor of natural products. He is also Chairman and a director of Pure World's principal stockholder, Sun Equities Corporation, ("Sun") a private company. In September 1998, Mr. Koether was elected a director and Chairman of Cortech, Inc.,("Cortech") a biopharmaceutical company seeking to redeploy its' assets. Mr. Koether was a director of Golf Rounds.com, Inc.,("Golf Rounds") an internet content provider from July 1992 to January 2000.

     Mathew E. Hoffman. Since January 1997, he has been head of the litigation department of Todtman, Nachamie, Spizz & Johns, P.C. From May 1994 until January 1997 Mr. Hoffman was head of the litigation department of the law firm of Rosen & Reade. His articles have been published in the United States, Europe and Japan.

                                      III-1

     Casey K. Tjang. Since December 1995, he has been with Leading Edge Packaging, Inc., a marketing, wholesaler and distribution company of consumer product packagings in the following capacities: director and secretary since December 1995; Chief Financial Officer since September 1996 and President since September 1998. From 1991 to 1995, Mr. Tjang served as President and Chief Executive Officer of First Merchant Bankers, Inc., a privately-owned investment company, whose business is focused in the Asia Pacific rim, and from 1993 to 1995, was an Executive Director of Starlite Holdings Limited, a printer and manufacturer of packaging materials. From March 1991 until February 1995, Mr. Tjang was a director of Concord Camera Corp., which manufactures and distributes camera equipment.

     M. Michael Witte. Since August 1980, he has been President of M. M. Witte & Associates, Inc., a private corporation which is engaged in oil and gas consulting and investment management. In November 1995 Mr. Witte was elected Co-Chairman of The American Drilling Company, L.L.C., a position he subsequently relinquished after his election on August 1, 1996 as President and Chief Executive Officer of South Coast Oil Corporation, a Los Angeles based oil company founded in 1921. From April 1991 to June 1995 Mr. Witte was a director of Search Exploration, Inc., a publicly held corporation until it was acquired by Harken Energy Corporation, which, through its wholly-owned subsidiary, McCulloch Energy, Inc. ("McCulloch") was engaged in the acquisition, exploration, development and production of oil and natural gas properties in the United States. Mr. Witte was Chairman of McCulloch from April 1991 through June 1995.

     John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Executive Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (ii) Winston, as President and Treasurer since January 1990 and a director since September 1989; (iii) Pure World, as Executive Vice President since April 1988 and director from January 1990 until October 1994; and (iv) Cortech as President and director since September 1998. Since September 1999, Mr. Galuchie has been a director of Gish Biomedical, Inc. a medical device manufacturer. In March 2000 Mr. Galuchie was named Chairman. Mr. Galuchie also served as a director of HealthRite, Inc., a nutritional products company, from December 1998 to June 1999; served as a director of NorthCorp Realty Advisors, Inc., a real estate asset manager, from June 1992 until August 1996; and served as Vice President, Treasurer and a director from July 1992 to January 2000 of Golf Rounds.

     Mark Koscinski, a certified public accountant, is principally engaged in the following businesses since August 1993: (i) the Company and Winston as Vice President; (ii) Pure World, as Senior Vice President; and (iii) since December 1994, Pure World Botanicals, Inc., as director, Senior Vice President, Secretary and Treasurer. Mr. Koscinski has resigned from the Company effective March 31, 2000.

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

                                      III-2

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1999.

Item 10.     EXECUTIVE COMPENSATION
             ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1999, 1998 and 1997, for those persons who were, at December 31, 1999 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").



                           Summary Compensation Table

                                                                                       Long-Term
Name and Principal                             Annual Compensation(1)(2)              Compensation        Other
                                     -------------------------------------------      ------------       -------
Officer                     Year      Salary           Bonus            Other(3)        Options(#)

Paul O. Koether             1999     $200,000          $     -          $200,471            -               -
Chairman, Presi-            1998     $200,000          $20,000          $171,161            -               -
dent and Chief              1997     $200,000          $65,000          $124,484            -               -
Executive Officer


John W. Galuchie, Jr.       1999     $175,833          $     -          $    412            -               -
Executive Vice Presi-       1998     $166,000          $30,000          $    194            -               -
dent and Treasurer          1997     $160,000          $ 8,000          $    386            -               -



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

     There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 1999, 1998 and 1997 to the Named Officers.

     Options may be granted by the Board of Directors to officers, directors and employees of the Company or its subsidiaries. The exercise price for the shares shall not be less than the fair market value of the Common Stock on the date of grant. Options will expire five years from date of grant and will be exercisable as to one-half of the shares on the

                                      III-3
date of grant and as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors or a committee thereof at the time of grant. The options are non-transferable (other than by will or by operation of the laws of descent) and are exercisable generally only while the holder is employed by the Company or by a subsidiary of the Company or, in the event of the holder's death or permanent disability while employed by the Company, within one year after such death or disability.

     There were no outstanding options exercised or unexercised of the named officers of December 31, 1999.

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.
During 1999, the Company paid directors' fees in the aggregate amount of approximately $37,000.

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

     The Company may terminate Mr. Koether's employment under the Agreement for "cause" which is defined as (i) Mr. Koether's continued failure to substantially perform his duties under the Agreement (other than by reason of his mental or physical incapacity or

                                      III-4
the removal of his office to a location more than five miles from its current location) which is not cured within specified time periods, or (ii) Mr. Koether's conviction of any criminal act or fraud with respect to the Company. The Company may not terminate Mr. Koether's employment except by a vote of not less than 75 percent of the entire Board of Directors at a meeting at which Mr. Koether is given the opportunity to be heard.

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

     In September 1999, the Company entered into an Employment Agreement with the Company's Executive Vice President, John W. Galuchie, Jr., for a three-year term commencing September, 1999 at an annual salary of $180,000, the terms being identical to that of the Chairman's Agreement.







                                      III-5

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 29, 2000 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

                                     Amount and Nature
 Name and Address                     of Beneficial                 Percent of
of Beneficial Owner                    Ownership(1)                    Class
-------------------                  -----------------              -----------

Paul O. Koether                          928,454(2)                    48.22%
 211 Pennbrook Road
 Far Hills, NJ 07931

Shamrock Associates                      834,940                       43.37%
 211 Pennbrook Road
 Far Hills, NJ 07931

Tweedy, Brown Company, LLC               183,836(3)                     9.55%
 52 Vanderbilt Avenue
 8th Floor
 New York, NY 10017

M. Michael Witte                          14,000                         *
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Casey K. Tjang                            20,000                        1.04%
 510 Tallwood Lane
 Greenbrook, NJ 08812

Mathew E. Hoffman                         14,000                         *
 62 Rosehill Avenue
 New Rochelle, NY 10804

John W. Galuchie, Jr.                     48,332(4)                     2.51%
 376 Main Street
 Bedminster, NJ 07921

Mark Koscinski                            10,000                         *
 376 Main Street
 Bedminster, NJ 07921

All Directors and Officers             1,006,454                       52.28%
 as a Group (6 persons)
-----------------------------------------
*Less than 1 percent.

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of Shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Mr. Witte (14,000 shares); Mr. Tjang (14,000 shares); Mr. Hoffman (14,000 shares); and all directors and officers as a group (42,000 shares).

                                      III-6

(2) Includes the 834,940 Shares beneficially owned by Shamrock Associates ("Shamrock"). As a general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 28,332 shares owned by Sun Equities Corporation ("Sun"), a private corporation of which Mr. Koether is the Chairman and a principal stockholder. Includes 10,082 shares held by Mr. Koether's IRA. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

(3) According to Schedule 13 D/A filed on July 14, 1999 by Tweedy, Brown Company, LLC, TBK Partners, L.P. and Vanderbilt Partners, L.P.

(4) Includes 28,332 Shares owned by Sun, a private corporation of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 1999 and 1998. Natalie I. Koether, wife of the Chairman and President of the Company, is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 1999 and 1998 were approximately $47,000 and $120,000, respectively. Mrs. Koether received $150,000 and $170,000 in 1999 and 1998, respectively, as an employee. She received no compensation from R&C related to fees charged to the Company for her time. The accounts payable to R&C at December 31, 1999 was approximately $2,000.

     Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 1999 and 1998.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $159,000 and $164,000 during 1999 and 1998, respectively.

     Eligible employees can elect to participate in the Company's  qualified 401
(k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit which was $10,000 for 1999. The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There was no employer matching contribution in 1999.

     Affiliates of the Company maintain brokerage accounts with Winston, which received commissions from those affiliates totaling approximately $4,000 and $41,000 during 1999 and 1998, respectively.

                                      III-7

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

               3.2(c)       Certificate   of   Amendment   to   Certificate   of
                            Incorporation dated September 26, 1991. (4)

               10.1         1987 Non-Qualified Executive Stock Option Plan. (6)

               10.2 Employment Agreement, dated as of April 6, 1990 by and between Texas American Energy Corporation and Paul 0. Koether. (7)

               10.3 Employment Agreement, dated as of September 1, 1999 by and between Kent Financial Services, Inc., and John W. Galuchie, Jr. (8)

               21           Subsidiaries*

               27           Financial Data Schedule*

(b)      Reports on Form 8-K.
         --------------------

                  NONE

-------------------
*   Filed herewith.

(1) Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2) Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3) Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4) Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)      Intentionally left blank.
(6) Incorporated by reference to Texas American Energy Corporation Proxy Statement dated November 11, 1987.
(7) Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended June 30, 1990.
(8) Incorporated by reference to Kent Financial Services, Inc. Form 10-QSB for the quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KENT FINANCIAL SERVICES, INC.


Dated:  March 29, 2000                    BY   /s/ Paul O. Koether
                                               -------------------
                                               Paul O. Koether
                                               Chairman of the Board, President
                                               and Director
                                               (Principal Executive Officer)

                                          BY   /s/ Mark Koscinski
                                               --------------------

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

Dated:  March 29, 2000                         /s/ Paul O. Koether
                                               -------------------
                                               Paul O. Koether
                                               Chairman of the Board,
                                               President and Director
                                               (Principal Executive Officer)


Dated:  March 29, 2000                         /s/ Mathew E. Hoffman
                                               ---------------------
                                               Mathew E. Hoffman
                                               Director

Dated:  March 29, 2000                         /s/ M. Michael Witte
                                               --------------------
                                               M. Michael Witte
                                               Director

Dated:  March 29, 2000                         /s/ Casey K. Tjang
                                               ------------------
                                               Casey K. Tjang
                                               Director

                                                                      EXHIBIT 21

                          KENT FINANCIAL SERVICES, INC.

                                  SUBSIDIARIES

Name of Subsidiary                                     State of Incorporation
------------------                                     ----------------------

Asset Value Holdings, Inc.                                   Delaware

Asset Value Management, Inc.                                 Delaware

Texas American Petrochemicals, Inc.                          Texas

T. R. Winston & Company, Inc.                                New Jersey

Kent Advisors, Inc.                                          New Jersey