Form 10QSB
period 2000-03-31
KENT FINANCIAL SERVICES INC
filed 2000-05-12
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 2000
                                           ----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                          Kent Financial Services, Inc.
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                      75-1695953
-------------------------------                       ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-0078
                       ----------------------------------
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 2000, the issuer had 1,849,364 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                 Yes     No X
                                    ---    ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    ---------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                 ($000 Omitted)

                                                                     March 31,
                                                                       2000
                                                                    -----------

Assets

Cash and cash equivalents                                            $  3,245
Securities owned                                                       10,084
Receivable from clearing broker                                         1,268
Property and equipment:
     Land and building                                                  1,447
     Office furniture and equipment                                       265
                                                                     --------
                                                                        1,712

     Accumulated depreciation                                       (     557)
                                                                     --------
     Net property and equipment                                         1,155
                                                                     --------
Other assets                                                              269
                                                                     --------
          Total assets                                               $ 16,021
                                                                     ========

Liabilities and Stockholders' Equity

Liabilities:
   Securities sold, not yet purchased                                $    236
   Accounts payable and accrued expenses                                1,035
   Mortgage payable                                                       697
   Accrual for previously discontinued operations                         318
                                                                     --------
          Total liabilities                                             2,286
                                                                     --------

Contingent liabilities (Notes 4 and 5)

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none outstanding                                    -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,862,264 outstanding                             186
   Additional paid-in capital                                          14,454
   Accumulated deficit                                              (     905)
                                                                     --------
          Total stockholders' equity                                   13,735
                                                                     --------
          Total liabilities and stockholders' equity                 $ 16,021
                                                                     ========





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                           Three Months Ended
                                                                 March 31,

                                                           2000           1999
                                                          ------         ------

Revenues:
     Brokerage commissions                                $  592         $  499
     Principal transactions:
       Trading                                             1,509            269
       Investing gains                                       840            455
     Interest, dividends and other                           249            196
                                                          ------         ------
                                                           3,190          1,419
                                                          ------         ------

Expenses:
     Brokerage                                             1,300            516
     General, administrative and other                       429            577
     Interest                                                 99             64
                                                          ------         ------
                                                           1,828          1,157
                                                          ------         ------

Earnings before income taxes                               1,362            262
Provision for income taxes                                     3             14
                                                          ------         ------
Net earnings                                              $1,359         $  248
                                                          ======         ======

Basic net earnings per common share                       $  .72         $  .12
                                                          ======         ======

Diluted net earnings per common
  share                                                   $  .72         $  .12
                                                          ======         ======

Weighted average number of common
  shares outstanding (in 000's)                            1,888          1,992
                                                          ======         ======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 ($000 Omitted)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                         2000            1999
                                                        ------          ------

Cash flows from operating activities:
   Net earnings                                        $ 1,359         $  248
   Adjustments:
     Depreciation and amortization                          19             12
     Change in unrealized gains
      on securities owned                             (    832)       (    46)
     Change in securities owned                       (    723)       ( 3,230)
     Change in receivable from
      clearing broker                                 (    328)           775
     Change in accounts payable and
      accrued expenses                                (    135)            84
     Other, net                                              9        (    21)
                                                       -------         ------
     Net cash used in
      operating activities                            (    631)       ( 2,178)
                                                       -------         ------

Cash flows from investing activities-
   Purchase of office equipment                              -        (     8)
                                                       -------         ------

Cash flows from financing activities:
   Purchase of common stock                           (    165)       (     1)
   Payments on debt                                   (      2)       (     9)
                                                       -------         ------
     Net cash used in financing
      activities                                      (    167)       (    10)
                                                       -------         ------

Net decrease in cash
  and cash equivalents                                (    798)       ( 2,196)
Cash and cash equivalents at
  beginning of period                                    4,043          8,217
                                                       -------         ------
Cash and cash equivalents at end of
  period                                               $ 3,245         $6,021
                                                       =======         ======

Supplemental disclosure of cash flow
  information:

   Cash paid for:
     Interest                                          $    99         $   64
                                                       =======         ======
     Taxes                                             $     1         $   12
                                                       =======         ======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

     On May 7, 1999, T. R. Winston Capital, Inc., ("Wincap") a previously consolidated subsidiary of the Company, issued stock to an unrelated third party, resulting in a change of control. The financial statements presented prior to that date include the accounts of Wincap which was consolidated into the Company. Subsequently, the Company accounts for Wincap using the equity method to reflect its new ownership percentage.

     The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At March 31, 2000, Winston had net capital, as defined, of approximately $1.1 million, which was approximately $1.0 million in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of March 31, 2000, AVF held 14 equity investments, of which four consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns more than 38% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 26% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; and 6% of Golf Rounds.com, Inc., an internet content provider.

3.   Securities owned and securities sold, not yet purchased
     -------------------------------------------------------

     Securities owned consist of proprietary trading positions held for resale to customers and portfolio positions held for capital appreciation some of which are valued at fair value. The fair values of the portfolio positions generally are based on listed market prices. If listed market prices are not indicative of fair value or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long term business potential of the issuer and other factors generally pertinent to the valuation of investments. The fair value of these investments are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities owned and securities sold, not yet purchased as of March 31, 2000, consist of the following (in 000's):

                                                                Sold,
                                                               Not Yet
                                             Owned            Purchased
                                             -----            ---------

Marketable equity securities:
  Portfolio positions of
     greater than 5% of
     outstanding common stock:
        Cortech, Inc.                       $ 5,355             $    -
        Gish Biomedical, Inc.                 1,262                  -
        Golf Rounds.com, Inc.                   455                  -
        General Devices, Inc.                    51                  -
  All other portfolio positions               2,775                236
  Held for resale to customers                  147                  -
Mutual funds                                     39                  -
                                            -------             ------
Fair value                                  $10,084             $  236
                                            =======             ======

     Securities owned which are not valued at listed market prices at March 31, 2000 amounted to $7,072,000.

4.   Income taxes
     ------------

     The components of income tax expense are as follows:

                                                        ($000 Omitted)
                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                  2000                   1999
                                                 ------                 ------

         Federal-Current                          $  -                   $  -
         State-Current                               3                     14
         Deferred                                    -                      -
                                                  ----                   ----

         Total                                    $  3                   $ 14
                                                  ====                   ====

     Total income tax expense for the three months ended March 31, 2000 and 1999 are different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                              ($000 Omitted)
                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                            2000          1999
                                                           ------        ------
Income tax expense computed at
   statutory rates on total earnings
      before income taxes                                  $ 463         $  89
Increase (decrease) in tax from:
   Valuation allowance on net operating
      loss carryforward                                   (  463)       (   89)
   State income tax, net of Federal benefit                    3            14
                                                           -----         -----

      Total tax expense                                    $   3         $  14
                                                           =====         =====



5.   Contingent liabilities
     ----------------------

     From time to time in the normal course of business Winston could be named as a respondent in various arbitration matters. In January 2000 and May 2000 Winston settled the two open arbitrations which were open at December 31, 1999. These settlements did not have any material adverse effect on the consolidated financial statements of the Company. Currently there are no pending arbitrations.

6.   Pending Sale of Investment in T.R. Winston Capital, Inc.
     --------------------------------------------------------

     In January 2000, Wincap stockholders signed a letter of intent with Direct Capital Markets.com, Inc., ("DCM") to sell all outstanding shares in exchange for 75,000 unregistered, non-marketable shares of DCM's Series C Convertible Preferred Stock. In April 2000,Wincap's stockholders negotiated a definitive agreement for the sale. The sale is contingent upon regulatory approval.

Item 2.   Management's Discussion and Analysis of Financial
------
          Condition and Results of Operations
          -------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $3.2 million and securities owned of $10.1 million at March 31, 2000. Substantially all securities are owned by AVF. Securities carried at fair value of $7,072,000 were valued based on managements estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash used in operations was $631,000 in the three months ended March 31, 2000 compared to net cash used in operations of $2.2 million in the comparable period of 1999. Net cash used in operations for the three months ended March 31, 2000 decreased from the comparable period in 1999 principally from the change in securities owned and the change in the receivable from clearing broker. The increase in net income in the first quarter of 2000 compared to the first quarter of 1999 was offset by the change in unrealized gains on securities owned over the same periods. Unrealized gains on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $167,000 and $10,000 in the three month periods ended March 31, 2000 and 1999, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building. In February 2000 the Company announced that it would purchase up to 200,000 shares of the Company's common stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. The Company believes that its liquidity is sufficient for future operations.

Results of Operations
---------------------

     The Company had net income of $1,359,000, or $.72 basic and diluted earnings per share, for the three months ended March 31, 2000 compared to net income of $248,000 or $.12 basic and diluted earnings per share, for the comparable quarter in 1999.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended March 31, 2000 was $2,101,000, an increase of $1,333,000, or 174%, from approximately $768,000 in the comparable 1999 period. Brokerage expenses (including all fixed and variable expenses) increased by $784,000, or 152%, from $516,000 in the quarter ended March 31, 1999, to $1,300,000 for the three months ended March 31, 2000. Net brokerage income was $801,000 for the three months ended March 31, 2000 and $252,000 for the same period in 1999, an increase of $549,000 or 218%.

     The increase in brokerage commission income, principal trading gains and total brokerage expense for the quarter ended March 31, 2000 compared to the comparable quarter of 1999 was due to increased activity by the brokers employed at T. R. Winston & Company, Inc., which was consistent with increased activity in the equity markets in general.

     Net investing gains were $840,000 for the three months ended March 31, 2000, compared to net investing gains of $455,000 for the comparable period in 1999. The increase in net investing gains from the three month period ended March 31, 2000 to the comparable period in 1999 reflected the appreciation in investment valuation of portfolio positions and the increased level of investment activity.

     Interest, dividend and other income was $249,000 for the three months ended March 31, 2000, compared to $196,000 for the three months ended March 31, 1999. This increase was a result of dividend income offset by a decrease in interest received due to lower invested balances of the Company's cash equivalents.

     General, administrative and other expenses were $429,000 and $577,000 for the quarters ended March 31, 2000 and 1999, respectively, a decrease of $148,000 or 26%. This decrease is principally due to a reduction in personnel expense and a reduction in bonus expense accrual.

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

     (a)  Exhibits
          --------

     (27).      Financial Data Schedule for the three months ended
                March 31, 2000.

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KENT FINANCIAL SERVICES, INC.




Dated:  May 12, 2000                          By: /s/ John W. Galuchie, Jr.
                                                  -------------------------
                                                  John W. Galuchie, Jr.
                                                  Executive Vice President