Form 10QSB
period 2000-06-30
KENT FINANCIAL SERVICES INC
filed 2000-08-14
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 2000
                                          ---------------

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


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-0078
                       ----------------------------------
                           (Issuer's telephone number)

                                       N/A
           ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---
     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2000, the issuer had 1,843,310 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                    Yes   No X
                                       ---  ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    ---------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)
                                                                    June 30,
                                                                      2000
                                                                  -----------
Assets
------
Cash and cash equivalents                                           $  3,051
Securities owned                                                      10,123
Receivable from clearing broker                                          677
Property and equipment:
     Land and building                                                 1,447
     Office furniture and equipment                                      270
                                                                    --------
                                                                       1,717
     Accumulated depreciation                                      (     576)
                                                                    --------
     Net property and equipment                                        1,141
                                                                    --------
Other assets                                                             277
                                                                    --------
          Total assets                                              $ 15,269
                                                                    ========

Liabilities and Stockholders'Equity
-----------------------------------

Liabilities:
     Securities sold, not yet purchased                             $      1
     Accounts payable and accrued expenses                               930
     Mortgage payable                                                    695
     Accrual for previously discontinued
       operations                                                        318
                                                                    --------
          Total liabilities                                            1,944
                                                                    --------

Contingent liabilities (Note 5)

Stockholders' equity:
     Preferred stock without par value, 500,000
       shares authorized; none outstanding                                 -
     Common stock, $.10 par value, 4,000,000
       shares authorized; 1,843,310 outstanding                          184
     Additional paid-in capital                                       14,335
     Accumulated deficit                                           (   1,194)
                                                                    --------
          Total stockholders' equity                                  13,325
                                                                    --------
          Total liabilities and stockholders' equity                $ 15,269
                                                                    ========


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                           Three Months Ended
                                                                 June 30,
                                                          --------------------
                                                           2000          1999
                                                          ------        ------

Revenues:
     Brokerage commissions                                $  479        $  450
     Principal transactions:
        Trading                                              256           227
        Investing gains (losses)                         (   271)           39
     Interest, dividends and other                           269           613
                                                          ------        ------
                                                             733         1,329
                                                          ------        ------

Expenses:
     Brokerage                                               531           468
     General, administrative and other                       370           638
     Interest                                                115            69
                                                          ------        ------
                                                           1,016         1,175
                                                          ------        ------

Earnings (loss) before income taxes                      (   283)          154
Provision for income taxes                                     6             4
                                                          ------        ------
Net earnings (loss)                                      ($  289)       $  150
                                                          ======        ======

Basic net earnings (loss) per
  common share                                           ($  .16)       $  .08
                                                          ======        ======

Diluted net earnings (loss) per
  common share                                           ($  .16)       $  .08
                                                          ======        ======

Weighted average number of common
  shares outstanding (in 000's)                            1,850         1,967
                                                          ======        ======







          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                            Six Months Ended
                                                                 June 30,
                                                           -------------------
                                                            2000         1999
                                                           ------       ------

Revenues:
     Brokerage commissions                                $ 1,071      $   949
     Principal transactions:
       Trading                                              1,765          496
       Investing gains                                        569          494
     Interest, dividends and other                            517          809
                                                          -------      -------
                                                            3,922        2,748
                                                          -------      -------

Expenses:
     Brokerage                                              1,831          984
     General, administrative and other                        798        1,215
     Interest                                                 214          133
                                                          -------      -------
                                                            2,843        2,332
                                                          -------      -------

Earnings before income taxes                                1,079          416
Provision for income taxes                                      9           18
                                                          -------      -------
Net earnings                                              $ 1,070      $   398
                                                          =======      =======

Basic net earnings per
  common share                                            $   .57      $   .20
                                                          =======      =======

Diluted net earnings per
  common share                                            $   .57      $   .20
                                                          =======      =======

Weighted average number of common
  shares outstanding (in 000's)                             1,869        1,969
                                                          =======      =======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 ($000 Omitted)

                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                            2000          1999
                                                           ------        ------

Cash flows from operating activities:

   Net earnings                                            $1,070        $  398
   Adjustments:
      Depreciation and amortization                            37            27
      Change in unrealized gains and
        losses on securities owned                        (   341)      (   456)
      Change in securities owned                          ( 1,488)      ( 3,069)
      Change in receivable from
        clearing broker                                       263           865
      Change in accounts payable and
        accrued expenses                                  (   242)          183
      Other, net                                                4       (   153)
                                                           ------        ------
      Net cash used in
        operating activities                              (   697)      ( 2,205)
                                                           ------        ------

Cash flows from investing activities:

   Purchase of property and equipment                     (     5)      (    14)
   Net noncash assets of a
     previously consolidated
       subsidiary                                               -            27
   Net cash related to a previously
     consolidated subsidiary                                    -       (    85)
                                                           ------        ------
      Net cash used in investing
        activities                                        (     5)      (    72)
                                                           ------        ------

Cash flows from financing activities:

   Purchase of common stock                               (   332)      (   193)
   Issuance of common stock                                    47             -
   Payments on debt                                       (     5)      (     9)
                                                           ------        ------
      Net cash used in financing
        activities                                        (   290)      (   202)
                                                           ------        ------

Net decrease in cash and
   cash equivalents                                       (   992)      ( 2,479)
Cash and cash equivalents at
   beginning of period                                      4,043         8,217
                                                           ------        ------
Cash and cash equivalents at end of
   period                                                  $3,051        $5,738
                                                           ======        ======

Supplemental disclosure of cash flow information:

      Cash paid for:
        Interest                                           $  214        $  133
                                                           ======        ======
        Taxes                                              $    1        $   28
                                                           ======        ======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

1.      Basis of Presentation
        ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.      Business
        --------

     The Company's business is comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At June 30, 2000, Winston had net capital, as defined, of approximately $1.1 million, which was approximately $1.0 million in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of June 30, 2000, AVF held 16 equity investments, of which four consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns more than 38% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 26% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; and 6% of Golf Rounds.com, Inc., an internet content provider.

3.      Securities owned and securities sold, not yet purchased
        -------------------------------------------------------

     Securities owned consist of proprietary trading positions held for resale to customers and portfolio positions held for capital appreciation some of which are valued at fair value. The fair values of the portfolio positions generally are based on listed market prices. If listed market prices are not indicative of fair value or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments. The fair value of these investments are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

     Securities owned and securities sold, not yet purchased as of June 30, 2000, consist of the following (in 000's):

                                                                       Sold,
                                                                      Not Yet
                                                       Owned         Purchased
                                                       -----         ---------

Marketable equity securities:
   Portfolio positions of
      greater than 5% of
      outstanding common stock:
         Cortech, Inc.(701,200 shares)                $ 5,140         $    -
         Gish Biomedical, Inc.(549,800 shares)          1,100              -
         Golf Rounds.com, Inc.(189,600 shares)            356              -
         General Devices, Inc.(2,535,579 shares)           51              -
   All other portfolio positions                        3,295              -
   Held for resale to customers                           146              1
Mutual funds                                               35              -
                                                      -------         ------
Fair value                                            $10,123         $    1
                                                      =======         ======

     Securities owned which are not valued at listed market prices at June 30, 2000 amounted to $6,596,000.

4.   Income taxes
     ------------

     The components of income tax expense for the three and six months ended June 30, 2000 and 1999 are as follows:

                                               ($000 Omitted)
                                  Three Months              Six  Months
                                     Ended                     Ended
                                  2000    1999              2000    1999
                                  ----    ----              ----    ----

Federal-Current                  $   -   $   -             $   -   $   -
State-Current                        6       4                 9      18
Deferred                             -       -                 -       -
                                 -----   -----             -----   -----

Total                            $   6   $   4             $   9   $  18
                                 =====   =====             =====   =====

     Total income tax expense for the three and six months ended June 30, 2000 and 1999 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                           ($000 Omitted)      ($000 Omitted)
                                         Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                         ------------------    ---------------
                                         2000         1999      2000      1999
                                         ----         ----      ----      ----

Income tax expense computed at
   statutory rates on total earnings
     before income taxes                $  -          $ 52      $367      $141
Increase (decrease) in tax from:
   Valuation allowance on net operating
     loss carryforward                     -         (  52)    ( 367)    ( 141)
   State income tax, net of Federal
     benefit                               6             4         9        18
                                        ----          ----      ----      ----

     Total                              $  6          $  4      $  9      $ 18
                                        ====          ====      ====      ====

5.   Contingent liabilities
     ----------------------

     From time to time, in the normal course of business, Winston could be named as a respondent in various arbitration matters. In January 2000 and May 2000, Winston settled the two arbitrations which were open at December 31, 1999. These settlements did not have material adverse effect on the consolidated financial statements of the Company. Currently, there are no pending arbitrations.

6.   Capital Stock Activity
     ----------------------

     Common Stock Repurchases
     ------------------------

     In February 2000 the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. For the six months ended June 30, 2000 the Company repurchased 77,504 shares and returned these shares to the status of authorized and unissued shares.

     Common Stock Options
     --------------------

     During the six months ended June 30, 2000, 21,000 shares of common stock were issued at $2.25 per share due to the exercise of options which had been granted in 1995. As of the period ended June 30, 2000 all outstanding options at December 31, 1999 have either been exercised or have expired.

7.   Sale of Investment in T.R. Winston Capital, Inc.
     ------------------------------------------------

     In January 2000, Wincap stockholders signed a letter of intent with Direct Capital Markets.com, Inc., ("DCM") to sell all outstanding shares in exchange for 75,000 unregistered, non-marketable shares of DCM's Series C Convertible Preferred Stock ("DCM Shares"). In April 2000, Wincap's stockholders negotiated a definitive agreement for the sale. On July 19,2000 regulatory approval for the sale was obtained and the closing of the sale was completed on July 28, 2000.

     The Company received for its proportionate ownership in Wincap 25,000 DCM Shares and approximately $52,000 in cash. Because the Company's investment in Wincap approximated the amount of cash received, no significant gain or loss was recorded upon the sale. The Company has not assigned a value to the DSM Shares due to their non-marketability.

Item 2.      Management's Discussion and Analysis of Financial
------       Condition and Results of Operations
             -------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $3.1 million and securities owned of approximately $10.1 million at June 30, 2000. Substantially all securities are owned by AVF. Securities carried at fair value of $6,596,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash used in operations was $697,000 in the six months ended June 30, 2000 compared to net cash used in operations of approximately $2.2 million in the comparable period of 1999. Net cash used in operations for the six months ended June 30, 2000 decreased from the comparable period in 1999 principally from the increase in net income and the change in securities owned offset by the change in the receivable for clearing broker and the change in accounts payable and accrued expenses. Unrealized gains on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in investing activities decreased during 2000 due to a decrease in the purchase of property and equipment and the discontinued consolidation of a former subsidiary in 1999 as stated in Note 1 of Notes to Consolidated Financial Statements.

     Net cash used in financing activities of $290,000 and $202,000 in the six month periods ended June 30, 2000 and 1999, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building. In the six months ended June 30, 2000 the Company issued 21,000 shares of common stock in connection with the exercise of options from its non-qualified stock option plan for proceeds of $47,000. The Company believes that its liquidity is sufficient for future operations.

Results of Operations
---------------------

     The Company incurred a net loss of $289,000, or $.16 basic and diluted loss per share, for the three months ended June 30, 2000 compared to net income of $150,000 or $.08 basic and diluted earnings per share, for the comparable quarter in 1999. For the six months ended June 30, 2000, net income was $1,070,000 or $.57 basic and diluted earnings per share, compared to net income of $398,000 or $.20 basic and diluted earnings per share, for the comparable period in 1999.

     Total brokerage income (consisting of brokerage commissions and trading gains) for the three months ended June 30, 2000 was $735,000, an increase of $58,000, or 8.6%, from $677,000 in the comparable 1999 period. Total brokerage income was $2,836,000 for the six months ended June 30, 2000, an increase of $1,391,000 or 96.3% from $1,445,000 for the six month period ended June 30, 1999. Brokerage expenses (including all fixed and variable expenses) increased by $63,000, or 13.5%, from $468,000 in the quarter ended June 30, 1999, to $531,000 for the three months ended June 30, 2000. For the six months ended June 30, 2000, brokerage expenses were $1,831,000 compared to $984,000 for the comparable period in the prior year, an increase of $847,000 or 86.1%. Net brokerage income of $204,000 for the three months ended June 30, 2000 decreased from $209,000 for the same period in 1999, a decrease of $5,000 or 2.4%. For the six month period ended June 30, 2000, net brokerage income was $1,005,000, compared to $461,000 for the six months ended June 30, 1999, an increase of $544,000 or 118%.

     The increase in total brokerage income, total brokerage expense and net brokerage income for the quarter and six months ended June 30, 2000 compared to the comparable periods of 1999 was due to increased activity by the brokers employed at T. R. Winston & Company, Inc., which was consistent with increased activity in the equity markets in general.

     Net investing gains (losses) were ($271,000) and $569,000 for the three and six months ended June 30, 2000, respectively, compared to net investing gains of $39,000 and $494,000 for the comparable periods in 1999.The net investing loss for the 3 months ended June 30, 2000 related to declines in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This decline of approximately $475,000 was offset by realized gains in other securities of approximately $200,000.

     The majority of the net investing gains for the six months ended June 30, 2000 related to an increase of approximately $300,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This increase along with increases in the market value of other securities held of approximately $65,000 and realized gains in the securities held of approximately $200,000 accounted for the six month investing gains.

     The fair value of the Company's investments are and continue to be subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. See Note 3 of Notes to Consolidated Financial Statements.

     Interest, dividends and other income was $269,000 and $517,000 for the three and six months ended June 30, 2000, respectively, compared to $613,000 and $809,000 for the three and six months ended June 30, 1999, respectively. This decrease was a result of an extraordinary dividend received by AVF from one of its portfolio investments in 1999 partially offset by an increase in interest income earned due to higher available interest rates on the Company's cash equivalents.

     General and administrative expenses were $370,000 and $638,000 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of $268,000 or 42%. The decrease in general and administrative expense for the quarter ended June 30, 2000 versus the quarter ended June 30, 1999 was due principally to a decrease in compensation accruals and various other administrative expenses.

     For the six month periods ended June 30, 2000 and 1999, general and administrative expenses were $798,000 and $1,215,000 respectively, a decrease of $417,000 or 34%. This decrease for the six months ended June 30, 2000 compared to the same period in 1999 is also principally due to a decrease in compensation accruals and various other administrative expenses.

PART II - OTHER INFORMATION
-------   -----------------

Item 1. - Legal Proceedings
------    -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")
--------------------------------------------------------------------

     In January 1988, pursuant to Section 13 of the Texas Solid Waste Disposal Act, the Texas Water Commission, subsequently renamed the Texas Natural Resource Conservation Commission ("TNRCC"), listed on the Texas Register a site identified by the TNRCC as the "Texas American Oil Site" located in Midlothian, Ellis County, Texas, as a hazardous waste facility. The site was owned by Texas American Oil Corporation a former wholly-owned subsidiary of the Company, prior to ownership being transferred to TAPI. TAPI has been notified by the TNRCC that TAPI is a potentially responsible party ("PRP") for the site. Early in 1990, TAPI declined a request by the TNRCC to perform a remedial investigation at the site and advised the TNRCC that it had no resources. The TNRCC has not issued an Administrative Order or instituted a formal proceeding. The TNRCC has published notice that it will hold a public meeting to discuss the proposed remedial action on July 31, 2000. Results of the meeting are unknown.

NASD Regulation, Inc. ("NASDR") - T. R. Winston & Company, Inc.
---------------------------------------------------------------

     In July 2000, Winston and two officers were notified that NASDR, District 9 will recommend that the NASDR authorize a disciplinary proceeding against Winston for alleged failure to establish, maintain and enforce adequate written supervisory procedures regarding trading and market-making, and against the two officers for having a superviosr who was not properly registered as an equity trader. The proposed charges also include alleged failutes to report, accept, or decline certain trades within specified time periods, update certain quotes for limit orders, and ot maintain records for certain principal transactions. Winston and the two officers intend to file a breief with the NASDR setting forth reasons that the proposed charges should not be filed. No assurance can be given that despite the brief to be filed with the NASDR Winston and the officers will not be charges, or as to the outcome of the matter if charges are filed.

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)     Exhibits
             --------

     (27).      Financial Data Schedule for the six months ended June 30,
                2000.

     (b)     Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KENT FINANCIAL SERVICES, INC.




Dated: August 14, 2000                       By: /s/ John W. Galuchie, Jr.
                                                 -------------------------
                                                 John W. Galuchie, Jr.
                                                 Executive Vice President