Form 10QSB
period 2000-09-30
KENT FINANCIAL SERVICES INC
filed 2000-11-08
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 2000
                                            ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                          Kent Financial Services, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                             75-1695953
-------------------------------                          ------------------
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

                                       N/A
        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---
     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2000, the issuer had 1,827,672 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                Yes   No X
                                   ---  ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    ---------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                                September 30,
                                                                    2000
                                                                -------------

Assets
------

Cash and cash equivalents                                         $ 4,151
Securities owned                                                    8,713
Receivable from clearing broker                                     1,096
Property and equipment:
      Land and building                                             1,447
      Office furniture and equipment                                  273
                                                                  -------
                                                                    1,720

      Accumulated depreciation                                   (    595)
                                                                  -------
      Net property and equipment                                    1,125
                                                                  -------
Other assets                                                          220
                                                                  -------
          Total assets                                            $15,305
                                                                  =======

Liabilities and Stockholders' Equity

Liabilities:
   Securities sold, not yet purchased                             $   244
   Accounts payable and accrued expenses                              927
   Mortgage payable                                                   693
   Accrual for previously discontinued operations                     273
                                                                  -------
          Total liabilities                                         2,137
                                                                  -------

Contingent liabilities (Note 5)
Stockholders' equity:

   Preferred stock without par value, 500,000
     shares authorized; none outstanding                                -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,834,672 outstanding                         183
   Additional paid-in capital                                      14,300
   Accumulated deficit                                           (  1,315)
                                                                  -------
          Total stockholders' equity                               13,168
                                                                  -------
          Total liabilities and stockholders' equity              $15,305
                                                                  =======



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                           Three Months Ended
                                                              September 30,
                                                           -------------------
                                                            2000         1999
                                                           ------       ------

Revenues:
     Brokerage commissions                                $   382       $  350
     Principal transactions:
       Trading                                                186          199
       Investing losses                                  (     37)     (   409)
     Interest, dividends and other                            248          167
                                                          -------       ------
                                                              779          307
                                                          -------       ------

Expenses:
     Brokerage                                                387          402
     General, administrative and other                        396          472
     Interest                                                 118           67
                                                          -------       ------
                                                              901          941
                                                          -------       ------

Loss before income taxes                                 (    122)     (   634)
Benefit for income taxes                                        -      (    18)
                                                          -------       ------
Net loss                                                 ($   122)     ($  616)
                                                          =======       ======

Basic and diluted net loss per
  common share                                           ($   .07)     ($  .32)
                                                          =======       ======
Weighted average number of common
  shares outstanding (in 000's)                             1,839        1,906
                                                          =======       ======









          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                           Nine Months Ended
                                                              September 30,
                                                           ------------------
                                                            2000        1999
                                                           ------      ------

Revenues:
     Brokerage commissions                                $ 1,453     $ 1,299
     Principal transactions:
        Trading                                             1,951         695
        Investing gains                                       532          85
     Interest, dividends and other                            765         976
                                                          -------     -------
                                                            4,701       3,055
                                                          -------     -------

Expenses:
     Brokerage                                              2,218       1,386
     General, administrative and other                      1,194       1,687
     Interest                                                 332         200
                                                          -------     -------
                                                            3,744       3,273
                                                          -------     -------

Earnings (loss) before income taxes                           957    (    218)
Provision for income taxes                                      9           -
                                                          -------     -------
Net earnings (loss)                                       $   948    ($   218)
                                                          =======     =======

Basic and diluted net earnings (loss) per
  common share                                            $   .51    ($   .11)
                                                          =======     =======
Weighted average number of common
  shares outstanding (in 000's)                             1,859       1,940
                                                          =======     =======










          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                             Nine Months Ended
                                                                September 30,
                                                             -----------------
                                                              2000       1999
                                                             ------     ------

Cash flows from operating activities:
    Net earnings (loss)                                     $   948   ($  218)
    Adjustments:
      Depreciation and amortization                              57        47
      Change in unrealized gains on
         securities owned                                  (    411)  (   237)
      Change in securities owned                                235   ( 3,502)
      Change in receivable from
         clearing broker                                   (    156)    1,147
      Change in accounts payable and
         accrued expenses                                  (    288)      195
      Other, net                                                 59   (   150)
                                                            -------    ------
      Net cash provided by (used in)
         operating activities                                   444   ( 2,718)
                                                            -------    ------

Cash flows from investing activities:
    Purchase of equipment                                  (      7)  (    18)
    Net noncash assets of a previously
       consolidated subsidiary                                    -        27
    Net cash related to a previously
       consolidated subsidiary                                    -   (    85)
                                                            -------    ------
    Net cash used in investing
       activities                                          (      7)  (    76)
                                                            -------    ------

Cash flows from financing activities:
        Purchase of common stock                           (    369)  (   377)
        Issuance of common stock                                 47        18
        Payments on debt                                   (      7)  (     9)
                                                            -------    ------
          Net cash used in financing
             activities                                    (    329)  (   368)
                                                            -------    ------

Net increase(decrease) in cash
        and cash equivalents                                    108   ( 3,162)
Cash and cash equivalents at
  beginning of period                                         4,043     8,217
                                                            -------    ------

Cash and cash equivalents at end of
  period                                                    $ 4,151    $5,055
                                                            =======    ======

Supplemental disclosure of cash flow information:

        Cash paid for:
          Interest                                          $   332    $  200
                                                            =======    ======
          Taxes                                             $     3    $   28
                                                            =======    ======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.  Business
    --------

     The Company's business is comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At September 30, 2000, Winston had net capital, as defined, of approximately $958,000, which was approximately $844,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of September 30, 2000, AVF held 15 equity investments, of which four consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns more than 39% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 26% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; and 6% of Golf Rounds.com, Inc., an internet content provider.

3.  Securities owned and securities sold, not yet purchased
    -------------------------------------------------------

     Securities owned consist of proprietary trading positions held for resale to customers and portfolio positions held for capital appreciation, some of which are valued at fair value. The fair values of the portfolio positions generally are based on listed market prices. If listed market prices are not indicative of fair value or if liquidating the Company's position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments. The fair value of these investments are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

     Securities owned and securities sold, not yet purchased as of September 30, 2000, consist of the following (in 000's):

                                                                        Sold,
                                                                       Not Yet
                                                       Owned          Purchased
                                                       -----          ---------

Marketable equity securities:
   Portfolio positions of
     greater than 5% of
     outstanding common stock:
       Cortech, Inc.(725,600 shares)                  $ 5,261           $    -
       Gish Biomedical, Inc.(549,800 shares)              979                -
       Golf Rounds.com, Inc.(189,600 shares)              332                -
       General Devices, Inc.(2,535,579 shares)             51                -
   All other portfolio positions                        1,878              244
   Held for resale to customers                           177                -
Mutual funds                                               35                -
                                                      -------           ------
Fair value                                            $ 8,713           $  244
                                                      =======           ======

     Securities owned which are not valued at listed market prices at September 30, 2000 amounted to $6,623,000.

4.  Income taxes
    ------------

     The components of income tax expense for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                          ($000 Omitted)
                              Three Months              Nine  Months
                                  Ended                    Ended
                              2000    1999              2000    1999
                              ----    ----              ----    ----

Federal-Current              $   -   $   -             $   -    $   -
State-Current                    -  (   18)                9        -
Deferred                         -       -                 -        -
                             -----   -----             -----    -----

Total                        $   -  ($  18)            $   9    $   -
                             =====   =====             =====    =====

     Total income tax expense for the three and nine months ended September 30, 2000 and 1999 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:


                                                 ($000 Omitted)          ($000 Omitted)
                                              Three Months Ended        Nine Months Ended
                                                   June 30,                  June 30,
                                              ------------------        -----------------
                                               2000        1999          2000       1999
                                               ----        ----          ----       ----

Income tax expense computed at
   statutory rates on total earnings
     before income taxes                       $  -        $  -          $325       $  -
Increase (decrease) in tax from:
   Valuation allowance on net operating
     loss carryforward                            -           -         ( 325)         -
   State income tax, net of Federal
     benefit                                      -       (  18)            9          -
                                               ----        ----          ----       ----

     Total                                     $  -       ($ 18)         $  9       $  -
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

6.  Capital Stock Activity
    ----------------------

    Common Stock Repurchases
    ------------------------

     In February 2000 the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations (the
"Repurchase Plan"). For the nine months ended September 30, 2000 the Company repurchased 86,142 shares and returned these shares to the status of authorized and unissued shares. In November 2000, the Board of Directors approved an amendment to the Repurchase Plan, approving the repurchase of up to an additional 160,000 shares of the Company's common stock within the same guidelines as the Repurchase Plan.

    Common Stock Options
    --------------------

     During the nine months ended September 30, 2000, 21,000 shares of common stock were issued at $2.25 per share due to the exercise of options which had been granted in 1995. As of the period ended September 30, 2000 all outstanding options at December 31, 1999 have either been exercised or have expired. During the nine months ended September 30, 1999, 8,000 shares of common stock were issued at $2.25 per share due to the exercise of options which had been granted in 1994.

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

     The Company received for its proportionate ownership in Wincap 25,000 DCM Shares and approximately $52,000 in cash. Because the Company's investment in Wincap approximated the amount of cash received, the Company did not record any material gain or loss in connection with the sale.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------
          Results of Operations
          ----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with maturities at date of purchase of ninety days or less) of approximately $4.2 million and securities owned of approximately $8.7 million at September 30, 2000. Substantially all securities are owned by AVF. Securities carried at fair value of $6,623,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $444,000 in the nine months ended September 30, 2000 compared to net cash used in operations of approximately $2.7 million in the comparable period of 1999. Net cash provided by operations for the nine months ended September 30, 2000 increased from the comparable period in 1999 principally from the increase in net income and the change in securities owned offset by the change in the receivable from the clearing broker and the change in accounts payable and accrued expenses. Unrealized gains on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in investing activities decreased during 2000 due to a decrease in the purchase of property and equipment and the discontinued consolidation of a former subsidiary in 1999 as stated in Note 1 of Notes to Consolidated Financial Statements.

     Net cash used in financing activities of $329,000 and $368,000 in the nine month periods ended September 30, 2000 and 1999, respectively, was comprised of the purchase of the Company's common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building. In the nine months ended September 30, 2000 and 1999 the Company issued 21,000 shares and 8,000 shares of common stock in connection with the exercise of options from its non-qualified stock option plan for proceeds of $47,000 and $18,000, respectively. The Company believes that its liquidity is sufficient for future operations.

Results of Operations
---------------------

     The Company incurred a net loss of $122,000, or $.07 basic and diluted loss per share, for the three months ended September 30, 2000 compared to a net loss of $616,000 or $.32 basic and diluted loss per share, for the comparable quarter in 1999. For the nine months ended September 30, 2000, net income was $948,000 or $.51 basic and diluted earnings per share, compared to a net loss of $218,000 or $.11 basic and diluted loss per share, for the comparable period in 1999.

     Total brokerage income (consisting of brokerage commissions and trading gains) for the three months ended September 30, 2000 was $568,000, an increase of $19,000, or 3%, from $549,000 in the comparable 1999 period. Total brokerage income was $3,404,000 for the nine months ended September 30, 2000, an increase of $1,410,000 or 71% from $1,994,000 for the nine month period ended September 30, 1999. Brokerage expenses (including all fixed and variable expenses) decreased by $15,000, or 4%, from $402,000 in the quarter ended September 30, 1999, to $387,000 for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, brokerage expenses were $2,218,000 compared to $1,386,000 for the comparable period in the prior year, an increase of $832,000 or 60%. Net brokerage income of $181,000 for the three months ended September 30, 2000 increased from $147,000 from the same period in 1999, an increase of $34,000 or 23%. For the nine month period ended September 30, 2000, net brokerage income was $1,186,000, compared to $608,000 for the nine months ended September 30, 1999, an increase of $578,000 or 95%.

     The increase in total brokerage income, total brokerage expense and net brokerage income for the quarter and nine months ended September 30, 2000 compared to the comparable periods of 1999 was due to increased activity by the brokers employed at T. R. Winston & Company, Inc., which was consistent with increased activity in the equity markets in general. During the quarter ended September 30, 2000 brokerage expense decreased slightly as compared to the quarter ended September 30, 1999 do to a decrease in clearing fees and other fees associated with brokerage operations.

     Net investing gains (losses) were ($37,000) and $532,000 for the three and nine months ended September 30, 2000, respectively, compared to net investing gains (losses) of ($409,000) and $85,000 for the comparable periods in 1999.The net investing loss for the 3 months ended September 30, 2000 related primarily to realized losses in other securities of approximately $120,000 and to declines in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This decline of approximately $14,000 was offset by an increase in market value of other securities holdings of $97,000.

     The increase of the net investing gains for the nine months ended September 30, 2000 related to an increase of approximately $65,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This increase along with increases in the market value of other securities held of approximately $386,000 and realized gains on the sale of securities held of approximately $81,000 accounted for the nine month investing gains.

     The fair value of the Company's investments are and continue to be subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. See Note 3 of Notes to Consolidated Financial Statements.

     Interest, dividends and other income was $248,000 and $765,000 for the three and nine months ended September 30, 2000, respectively, compared to $167,000 and $976,000 for the three and nine months ended September 30, 1999, respectively. The decrease from the nine months ended September 30, 1999 was a result of an extraordinary dividend received by AVF from one of its investments during 1999, offset by an increase in interest earned due to higher invested balances and higher available rates.

     General and administrative expenses were $396,000 and $472,000 for the quarters ended September 30, 2000 and 1999, respectively, a decrease of $76,000 or 16%. The decrease in general and administrative expense for the quarter ended September 30, 2000 versus the quarter ended September 30, 1999 was due principally to a decrease in compensation accruals and various other administrative expenses.

     For the nine month periods ended September 30, 2000 and 1999, general and administrative expenses were $1,194,000 and $1,687,000, respectively, a decrease of $493,000 or 29%. This decrease for the nine months ended September 30, 2000 compared to the same period in 1999 is also principally due to a decrease in compensation accruals and various other administrative expenses.

PART II - OTHER INFORMATION
-------   -----------------

Item 1. - Legal Proceedings
------    -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")
------------------------------------------------------------- ----

     In January 1988, pursuant to Section 13 of the Texas Solid Waste Disposal Act, the Texas Water Commission, subsequently renamed the Texas Natural Resource Conservation Commission ("TNRCC"), listed on the Texas Register a site identified by the TNRCC as the "Texas American Oil Site" located in Midlothian, Ellis County, Texas, as a hazardous waste facility. The site was owned by Texas American Oil Corporation a former wholly-owned subsidiary of the Company, prior to ownership being transferred to TAPI. TAPI has been notified by the TNRCC that TAPI is a potentially responsible party ("PRP") for the site. Early in 1990, TAPI declined a request by the TNRCC to perform a remedial investigation at the site and advised the TNRCC that it had no resources. The TNRCC has not issued an Administrative Order or instituted a formal proceeding. The TNRCC held a meeting to discuss the proposed remedial action on July 31, 2000, results of the meeting are unknown.

NASD Regulation, Inc. ("NASDR") - T. R. Winston & Company, Inc.
---------------------------------------------------------------

     In July 2000, Winston and two officers were notified that NASDR, District 9 will recommend that the NASDR authorize a disciplinary proceeding against Winston for alleged failure to establish, maintain and enforce adequate written supervisory procedures regarding trading and market-making, and against the two officers for having a supervisor who was not properly registered as an equity trader. The proposed charges also include alleged failures to report, accept, or decline certain trades within specified time periods, update certain quotes for limit orders, and to maintain records for certain principal transactions. Winston and the two officers filed a brief with the NASDR setting forth reasons that the proposed charges should not be filed. No assurance can be given that despite the brief filed with the NASDR, Winston and the officers will not be charged, or as to the outcome of the matter if charges are filed.

Item 4. - Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 6, 2000. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang, M. Michael Witte, and Qun Yi Zheng, Ph.D., were elected to the Board of Directors.

     The following is a tabulation for all nominees:

                                             For               Withheld

        Paul O. Koether                    975,454                 -
        Mathew E. Hoffman                  975,454                 -
        Casey K. Tjang                     975,454                 -
        M. Michael Witte                   975,454                 -
        Qun Yi Zheng, Ph.D.                975,454                 -

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)     Exhibits
             --------

             (27) Financial Data Schedule for the nine months ended September 30, 2000.

     (b)     Reports on Form 8-K
             -------------------
             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KENT FINANCIAL SERVICES, INC.




Dated: November 8, 2000                     By: /s/ John W. Galuchie, Jr.
                                                 -------------------------
                                                 John W. Galuchie, Jr.
                                                 Executive Vice President