Form 10KSB
period 2000-12-31
KENT FINANCIAL SERVICES INC
filed 2001-03-29
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition  period from  _____ to ____.

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

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 2000 were approximately $4.5 million.

     At February 28, 2001, there were 1,760,392 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by NASDAQ, was approximately $3 million.

     Transitional Small Business Disclosure Format Yes    No X
                                                      ---   ---

                                     PART I

Item 1.    DESCRIPTION OF BUSINESS
           -----------------------

General
-------

     The principal business of Kent Financial Services, Inc. (the "Company" or "Kent") is the operation of its wholly-owned subsidiary, T.R. Winston & Company, Inc. ("Winston"), a securities broker-dealer licensed in all states (except Alaska) and the District of Columbia. Winston is a member of the National
Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation. All clearing arrangements for Winston are conducted pursuant to an agreement with Bear Stearns Securities Corporation, an unrelated major broker-dealer that is a member of the New York Stock Exchange, Inc. Winston conducts various activities customary for broker-dealers of comparable size including buying and selling securities for customer accounts, trading securities in the over-the-counter market and providing various corporate finance services including underwritings, private placements, mergers, acquisitions and similar transactions. Winston has two offices in New Jersey, and one office in each of California, Texas and New Hampshire. As of December 31, 2000, Winston's equity capital was $871,000, all of which was advanced by Kent or generated by Winston's earnings. Winston had regulatory net capital at that same date, pursuant to the provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, of $786,000, which was $686,000 in excess of the required minimum net capital. Winston is exempt from the customer protection provisions of Rule 15c3-3 (the "Rule") under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the Rule.

     The Company also invests through Asset Value Fund Limited Partnership ("AVF"), which was originally founded in 1991 to provide investment advisory and management services and was funded at inception with $5 million. As of December 31, 2000, the equity capital of AVF was approximately $11.2 million. Currently AVF is wholly-owned by the Company. AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of December 31, 2000, AVF held 15 equity investments, of which four consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns more than 39% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 23% of General Devices, Inc., a non-operating company seeking a new business; 5% of Golf Rounds.com, Inc., an internet content provider; and 16% of Gish Biomedical, Inc., a manufacturer of medical devices.

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

Employees
---------

     As of December 31, 2000, the Company and its subsidiaries employed 18 people of whom 15 are registered with the NASD.

Item 2.    DESCRIPTION OF PROPERTY
           -----------------------

Corporate and Branch Offices
----------------------------

     The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The office building is collateral for a mortgage loan with a balance of approximately $690,000 at December 31, 2000, bearing interest on that date at the rate of 7.875% per annum. The mortgage loan is payable to a bank in equal monthly payments of $5,345 including interest, through November 2024.

     Effective February 1, 1999, an affiliate entered into an extension of a lease agreement with the Company for office space for a five-year period. The Company's aggregate rental income from this arrangement was $43,000 in each of the years ended 2000 and 1999. Winston leases space for its Los Angeles office from its clearing broker-dealer.

Item 3.    LEGAL PROCEEDINGS
           -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")
--------------------------------------------------------------------

     In January, 1988, an inactive subsidiary of the Company, TAPI, was notified by environmental regulators in Texas ("Texas Regulators") that it was a potentially responsible party ("PRP") in connection with a hazardous waste site in the state. TAPI advised the Texas Regulators that TAPI had no assets and could not conduct a remedial investigation of the site. Since that time, the Texas Regulators performed their own investigation of the site and recently proposed a remedial action to stabilize any contaminants by covering the ground with a clay cap and establishing a long-term maintenance and monitoring system.

     TAPI was also part of a large group of PRPs conducting a remedial investigation at another allegedly contaminated site but dropped out after notifying the other PRPs that it had no assets.

     The Company does not believe it has any liability in connection with these environmental matters.

Other Legal Matters
-------------------

Winston Legal Matters

     In July 2000, T.R. Winston and two Winston officers were notified that NASD Regulation, Inc.("NASDR"), District 9 intended to recommend that the NASDR authorize a disciplinary proceeding against Winston and the two Winston officers. In January 2001, the NASDR accepted from Winston a letter of Acceptance, Waiver and Consent ("AWC"), which alleged violations for failure to establish, maintain and enforce adequate written supervisory procedures regarding trading and market-making, alleged failure to have a supervisor who was Series 55 registered, alleged failures to report, accept, or decline certain trades within specified time periods, and alleged failures to maintain records for certain principal transactions. Pursuant to the terms of the AWC, while neither admitting nor denying the allegations, Winston consented to the findings contained in the AWC and a censure, and paid the NASDR a fine of $20,000. NASDR did not recommend charges against the two Winston officers.

     In the fourth quarter of 2000, Winston recovered approximately $257,000 as a plaintiff in the NASDAQ Market-Makers Antitrust Litigation which alleged that certain defendants conspired to fix spreads in the purchase and sale of securities which damaged Winston.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 6, 2000. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang, M. Michael Witte and Qun Yi Zheng, were elected to the Board of Directors.

     The following is a vote tabulation for all nominees:

                                                       FOR             WITHHELD
                                                     -------           --------


                  Paul O. Koether                    975,454              -
                  Mathew E. Hoffman                  975,454              -
                  Casey K. Tjang                     975,454              -
                  M. Michael Witte                   975,454              -
                  Qun Yi Zheng                       975,454              -

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

                                                    High                Low
                                                   ------              -----
Calendar Quarter:

         2000
         ----

         First Quarter                            $ 5 11/16           $ 3 11/16
         Second Quarter                           $ 4 5/8             $ 4
         Third Quarter                            $ 4 15/16           $ 4 1/16
         Fourth Quarter                           $ 4 7/16            $ 3 1/2

         1999
         ----

         First Quarter                            $ 7 1/2             $ 2 1/4
         Second Quarter                           $ 7 1/2             $ 3
         Third Quarter                            $ 4 7/16            $ 3 3/4
         Fourth Quarter                           $ 4                 $ 3 5/8
---------------

     As of February 28, 2001, the Company had approximately 1,800 stockholders of record of its common stock. The closing price of the common stock was $3 7/8 on February 28, 2001.

     The Company did not pay dividends in 2000 or 1999 and does not anticipate paying dividends in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     At December 31, 2000, the Company had consolidated cash and cash equivalents of approximately $3.8 million. The cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less, with yields ranging from 6.04% to 6.36%. The Company had securities owned valued at approximately $8.2 million at December 31, 2000. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. The Company's mortgage note payable on its headquarters facility had a remaining principal amount of approximately $690,000 at December 31, 2000. The loan currently bears interest at the rate of 7.875% with principal payments amortized over twenty-five years. The loan matures in November 2024. The Company believes that its liquidity is adequate for future operations.

     Net cash of approximately $300,000 was provided by operations in 2000, compared to net cash used in operations of approximately $3.9 million in 1999. The principal reasons for the increase was the change in the value of securities owned at year end in 2000 compared to 1999 and the increase in unrealized gains on securities owned. Unrealized gains and losses are included in consolidated operations, but do not utilize or generate cash flows.

     During 2000, the Company repurchased 138,554 shares of its common stock for an aggregate cost of approximately $579,000. In 1999, the Company repurchased 100,168 shares for an aggregate cost of approximately $395,000. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares.

Results of Operations
---------------------

     The Company had a net loss in 2000 of $357,000, or $.19 basic and fully diluted loss per share, compared to net income of $409,000, or $.21 basic and fully diluted earnings per share, in 1999. Total brokerage revenue, which consisted of commissions and principal trading transactions was approximately $3.8 million in 2000, an increase of $354,000 or 10% from 1999 total brokerage revenue of $3.4 million. Brokerage expenses (including all fixed and variable expenses) increased by $316,000, or 14% from $2.2 million in 1999 to $2.5 million in 2000. Net brokerage income was approximately the same in 2000 as compared to 1999 which reflects the continued pressure on operating margins that is being experienced by the Company and the industry in general.

     Net investing losses were $721,000 in 2000, a decrease of $955,000 from the net investing gains in 1999 of $234,000. This fluctuation is principally the result of a decline in the carrying value of selected investments in the investment portfolio. As of February 28, 2001 the Company experienced a recovery of approximately $210,000 in these carrying values.

     Commencing in January 2000 an administrative fee of $15,000 per month is paid to the Company by an affiliate for management services performed by the Company on behalf of the affiliate. These services include corporate governance, financial management and accounting services.

     Interest, dividends and other income totaled $1,018,000 in 2000 and $1,194,000 in 1999. The decrease was primarily the result of an extraordinary dividend of $427,500 received by AVF from one of its portfolio investments in 1999, offset by higher interest income from invested balances of cash equivalents.

     General and administrative expenses were $1.8 million in 2000, a decrease of approximately $325,000 or 15% from the $2.2 million recorded in 1999. The majority of the decrease was a result of reduced compensation expense.

     In the fourth quarter of 2000, Winston recovered approximately $257,000 as a plaintiff in the NASDAQ Market-Makers Antitrust Litigation which alleged that certain defendants conspired to fix spreads in the purchase and sale of securities which damaged Winston.

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

     The fair value of securities at December 31, 2000 was approximately $8 million for its long positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be an $800,000 loss for its long positions as of December 31, 2000. Two of the Company's long positions, Cortech, Inc., and Gish Biomedical, Inc., were carried at $5,297,000 and $397,000, respectively. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its trading accounts with its clearing broker, which are classified as cash equivalents and receivable from clearing broker, respectively, in the consolidated financial statements.

Sale Of Subsidiary
------------------

     In January 2000, T.R. Winston Capital, Inc.("Wincap") stockholders signed a letter of intent with Direct Capital Markets.com, Inc. ("DCM") to sell all outstanding shares in exchange for 75,000 unregistered, non-marketable shares of DCM's Series C Convertible Preferred Stock ("DCM Shares"). In April 2000, Wincap's stockholders negotiated a definitive agreement for the sale. In July, 2000 regulatory approval for the sale was obtained and the closing of the sale was completed.

     Winston received for its proportionate ownership interest in Wincap approximately $52,000 in cash. In addition Winston received 25,000 DCM Shares. Because Winston's investment in Wincap approximated the amount of cash received, Winston did not record any material gain or loss in connection with the sale.

Item 7.   FINANCIAL STATEMENTS
          --------------------

         The financial statements filed herein are listed below:

         Independent Auditors' Report

         Financial Statements:

                  Consolidated Balance Sheet - December 31, 2000

                  Consolidated Statements of Operations -
                           Years ended December 31, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity -
                           Years ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows -
                           Years ended December 31, 2000 and 1999

                  Notes to Consolidated Financial Statements -
                           Years ended December 31, 2000 and 1999

                                                  Deloitte & Touche LLP
                                                  Two World Financial Center
                                                  New York, New York 10281-1414





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and Subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
March 16, 2001
New York, New York

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 ($000 Omitted)


                                                              December 31,
                                                                 2000
                                                              ------------

Assets
------

Cash and cash equivalents                                       $ 3,812
Securities owned                                                  8,233
Receivable from clearing broker                                     328

Property and equipment:
  Land and building                                               1,447
  Office furniture and equipment                                    273
                                                                -------
                                                                  1,720
  Accumulated depreciation                                     (    614)
                                                                -------
  Net property and equipment                                      1,106
Other assets                                                        202
                                                                -------
         Total assets                                           $13,681
                                                                =======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
  Accounts payable                                              $   131
  Accrued expenses                                                  935
  Mortgage payable                                                  690
  Accrual for previously discontinued operations                    273
                                                                -------
         Total liabilities                                        2,029
                                                                -------

Contingent liabilities (Note 4)

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                    -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  1,782,260 shares outstanding                                      178
Additional paid-in capital                                       14,095
Accumulated deficit                                            (  2,621)
                                                                -------
         Total stockholders' equity                              11,652
                                                                -------
         Total liabilities and stockholders' equity             $13,681
                                                                =======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      ($000 Omitted, except per share data)


                                                      Year ended December 31,
                                                      -----------------------
                                                       2000             1999
                                                      ------           ------

Revenues:
   Brokerage commissions and fees                    $ 1,806          $ 2,259
   Principal transactions:
      Trading                                          1,958            1,151
      Investing gains (losses)                      (    721)             234
   Management fee income                                 180                -
   Litigation settlement                                 257                -
   Interest, dividends and other                       1,018            1,194
                                                     -------          -------
              Total revenues                           4,498            4,838
                                                     -------          -------

Expenses:
   Brokerage                                           2,539            2,223
   General, administrative and other                   1,827            2,153
   Interest                                              462              302
                                                     -------          -------
              Total expenses                           4,828            4,678
                                                     -------          -------

Earnings (loss) before income taxes                 (    330)             160
Provision (benefit) for income taxes                      27         (    249)
                                                     -------          -------
Net earnings (loss)                                 ($   357)         $   409
                                                     =======          =======

Basic net earnings (loss) per common share          ($   .19)         $   .21
                                                     =======          =======

Diluted net earnings (loss) per common share        ($   .19)         $   .21
                                                     =======          =======

Weighted average number of common shares
  outstanding (in 000's)                               1,849            1,942
                                                     =======          =======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 ($000 Omitted)


                                                              Additional                            Total
                                               Common           Paid-In         Accumulated      Stockholders'
                                               Stock            Capital           Deficit           Equity
                                               ------         ----------       -----------        --------


Balance, December 31, 1998                     $  199           $14,996         ($ 2,673)          $12,522

Adjustment in connection
  with the sale of
  a previously
  consolidated subsidiary                           -          (     13)               -          (     13)

Issuance of common stock                            1                17                -                18

Repurchase and cancellation
  of common stock                             (    10)         (    385)               -          (    395)

Net earnings                                        -                 -              409               409
                                               ------           -------          -------           -------

Balance, December 31, 1999                        190            14,615         (  2,264)           12,541

Issuance of common stock                            2                45                -                47

Repurchase and cancellation
  of common stock                             (    14)         (    565)               -          (    579)

Net loss                                            -                 -         (    357)         (    357)
                                               ------           -------          -------           -------

Balance, December 31, 2000                     $  178           $14,095         ($ 2,621)          $11,652
                                               ======           =======          =======           =======






          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ($000 Omitted)


                                                                   Year Ended December 31,
                                                                  -------------------------
                                                                   2000               1999
                                                                  ------             ------
Cash flows from operating activities:
    Net earnings (loss)                                         ($   357)           $   409
    Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities:
          Depreciation and amortization                               77                 64
          Unrealized (gains) losses on securities owned              780           (    326)
    Change in operating assets and liabilities:
        Change in securities owned                              (    720)          (  4,333)
        Change in net receivable from clearing broker                692                330
        Change in accounts payable and accrued expenses         (    252)               266
        Change in income taxes payable                                21           (    261)
        Other, net                                                    78           (     86)
                                                                 -------            -------
        Net cash provided by (used in) operating
          activities                                                 319           (  3,937)
                                                                 -------            -------

Cash flows from investing activities:
    Purchase of property and equipment                          (      8)          (     24)
    Net assets other than cash of a previously
        consolidated subsidiary                                        -                 27
    Net cash related to a previously
        consolidated subsidiary                                        -           (     85)
                                                                 -------            -------
    Net cash used in investing activities                       (      8)          (     82)
                                                                 -------            -------

Cash flows from financing activities:
    Repurchase of common stock                                  (    579)          (    395)
    Issuance of common stock                                          47                 18
    Payments on loan                                            (     10)          (    478)
    Loan proceeds                                                      -                700
                                                                 -------            -------
        Net cash used in financing activities                   (    542)          (    155)
                                                                 -------            -------

Net decrease in cash and cash equivalents                       (    231)          (  4,174)
Cash and cash equivalents at beginning of period                   4,043              8,217
                                                                 -------            -------
Cash and cash equivalents at end of period                       $ 3,812            $ 4,043
                                                                 =======            =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest                                                 $   462            $   302
                                                                 =======            =======
        Taxes                                                    $     5            $    28
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

Cash Equivalents
----------------

The Company considers as cash equivalents all short-term investments which are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist entirely of U. S. Treasury Bills that matured through March 2001 and were reinvested for an additional 90 days. All cash and cash equivalents are on deposit either with a major money center bank or with the clearing broker.

Securities Owned
----------------

Securities owned are recorded on a trade date basis and are valued at fair value.

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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

2. SECURITIES BROKERAGE BUSINESS
   -----------------------------

The Company's business is comprised principally of the operation of Winston and the management of AVF. Winston is a licensed securities broker-dealer in all states (except Alaska) and the District of Columbia and is a member of the National Association of Securities Dealers, and the Securities Investor Protection Corporation. Winston conducts retail securities brokerage, trading and investment banking activities. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer, Bear Stearns Securities Corporation, pursuant to a clearing agreement.

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934 ("1934 Act"), Winston is required to maintain minimum net capital, as defined, of $100,000. At December 31, 2000, Winston had net capital, as defined, of $786,000 which was $686,000 in excess of the required minimum.

Winston is exempt from the customer protection provisions of Rule 15c3-3 under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the Rule.

AVF is an investment partnership whose primary purpose is to make investments in a limited number of companies whose securities are considered undervalued by the partnership's management.

3. SECURITIES OWNED
   ----------------

Securities  owned as of December 31, 2000,  consisting  of  proprietary  trading
positions  held  for  resale  to  customers  and  portfolio   positions  (equity
securities) held for capital appreciation consist of the following (in 000's):

             Marketable equity  securities
                Portfolio  Positions of Greater
                than 5% of outstanding common stock:
                        Cortech, Inc.                                 $5,297
                        Gish Biomedical, Inc.                            397
                        Golf Rounds.com, Inc.                            194
                        General Devices, Inc.                             63
                All other portfolio positions                          2,218
                Held for resale to customers                              34
             Mutual funds                                                 30
                                                                      ------
             Aggregate market                                         $8,233
                                                                      ======

4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

Leases
------

The Company leases certain office space for a monthly rental of approximately $7,800, however, this lease is cancelable with 90 days notice. Future minimum rental requirements under the terms of this lease are approximately $23,400 for 2001.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Winston subleases part of its premises at one location to several subtenants under sublease terms substantially equivalent to Winston's lease agreement. Rental income under these agreements in 2000 and 1999 was approximately $42,000 and $51,000, respectively.

Aggregate net rent expense for the years ended December 31, 2000 and 1999 was approximately $53,000 and $52,000, respectively.

Legal Matters
-------------

In the normal course of business, Winston at December 31, 1999, had been named as a respondent in two arbitrations, one of which was settled in January 2000 and the other was settled in December 2000. The resolution of these actions did not have a material adverse effect on the consolidated financial statements.

In July 2000, T. R. Winston and two Winston officers were notified that NASD Regulation, Inc. ("NASDR"), District 9 intended to recommend that the NASDR authorize a disciplinary proceeding against Winston and the two Winston officers. In January 2001, the NASDR accepted from Winston a letter of Acceptance, Waiver and Consent ("AWC"), which alleged violations for failure to establish, maintain and enforce adequate written supervisory procedures regarding trading and market-making, alleged failure to have a supervisor who was Series 55 registered, alleged failures to report, accept, or decline certain trades within specified time periods, and alleged failures to maintain records for certain principal transactions. Pursuant to the terms of the AWC, while neither admitting nor denying the allegations, Winston consented to the findings contained in the AWC and a censure, and paid the NASDR a fine of $20,000. NASDR did not recommend charges against the two Winston officers.

In the fourth quarter of 2000, Winston recovered approximately $257,000 as a plaintiff in the NASDAQ Market-Makers Antitrust Litigation which alleged that certain defendants conspired to fix spreads in the purchase and sale of securities which damaged Winston.

5. INCOME TAXES
   ------------

The components of income tax expense (benefit) are as follows:

                                                          ($000 Omitted)
                                                       Year Ended December 31,
                                                      -------------------------
                                                       2000               1999
                                                      ------             ------

         Federal-Current                               $  3              ($261)
         State-Current                                   24                 12
         Deferred                                         -                  -
                                                       ----               ----
         Total                                         $ 27              ($249)
                                                       ====               ====

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Total income tax expense (benefit) for the years ended December 31, 2000 and 1999 is different from the amount computed by multiplying total earnings (loss) before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                             ($000 Omitted)
                                                        Year Ended December 31,
                                                       ------------------------
                                                        2000              1999
                                                       ------            ------

Income tax expense computed at
   statutory rates on total earnings (loss)
      before income taxes                            ($  112)            $  54

Increase (decrease) in tax from:
     State income tax, net of Federal benefit             16                 8
     Change in estimate of income taxes payable            -            (  249)
     Other, net                                            7                 -
     Expiration of General Business Credits
         and state net operating loss carryforwards    1,061                 -
     Decrease in valuation allowance                 (   945)           (   62)
                                                      ------             -----

         Total tax expense (benefit)                  $   27            ($ 249)
                                                      ======             =====


In the fourth quarter of 1999 management changed its estimate for income taxes payable previously accrued for open tax years.

The tax effects of significant items comprising the Company's net deferred tax asset at December 31, 2000 are as follows:

                                                                ($000 Omitted)
                                                                --------------

      Deferred tax assets:
               Operating loss carryforwards                         $ 2,596
               Alternative minimum tax credit carryforward              961
               Mark-to-market valuation adjustments                     379
               Deferred Compensation                                    151
               Other                                                    122
                                                                    -------
                                                                    $ 4,209
      Valuation allowance                                          (  4,209)
                                                                    -------
      Net deferred tax asset                                        $     -
                                                                    =======

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 2000, the valuation allowance decreased by $945,000, principally as a result of the expiration of state net operating loss carryforwards and federal credit carryforwards and the generation of new deferred tax liabilities.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Significant carryforward balances for Federal income tax purposes as of December 31, 2000 are: ($000 omitted)


                                                                  Expiration
                                                      Amount         Years
                                                    ----------    ----------

         Net operating loss                           $ 6,923      2006-2014
         Alternative minimum tax credit               $   961            N/A

6. MORTGAGE PAYABLE
   ----------------

The mortgage loan is collateralized by the Company's headquarters facility and bears interest at the rate of 7.875%. The mortgage loan is payable in equal monthly installments of $5,345 including interest, through November 2024.

7. CAPITAL STOCK
   -------------

Common Stock Repurchases
------------------------

On March 26, 1996, the Board of Directors approved a plan to repurchase up to 300,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("1996 Plan"). As of March 21, 2000 all shares including 24,165 shares repurchased during 2000 had been acquired under this 1996 Plan, and have been canceled and returned to the status of authorized but unissued shares.

In February 2000 the Board of Directors approved a new plan to repurchase up to an additional 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations("2000 Plan"). As of December 31, 2000, 114,389 shares have been acquired under the 2000 Plan and have been canceled and returned to the status of authorized but unissued shares.

Common Stock Options
--------------------

The Non-Qualified Stock Option Plan adopted by the stockholders of the Company in 1987 provides for a maximum of 133,332 shares of common stock of the Company to be issued to key executives, including officers and directors of the Company, at the discretion of the Board of Directors. Options under this plan expire five years from the date of grant and are exercisable as to one-half of the shares on the date of grant and, as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors at the time of grant. No options are outstanding at December 31, 2000.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



The following table summarizes option transactions under this plan:

                                                                        Average
                                                           Shares        Price
                                                          --------      -------

         Options outstanding at December 31, 1998          50,000      $2.25000
         Options granted in 1999                                -             -
         Options exercised in 1999                        ( 8,000)      2.25000
                                                           ------
         Options outstanding at December 31, 1999          42,000       2.25000

         Options granted in 2000                                -             -
         Options exercised in 2000                        (21,000)      2.25000
         Options forfeited in 2000                        (21,000)      2.25000
                                                           ------

         Option outstanding at December 31, 2000                -             -
                                                           ======


The Company does not accrue compensation expense for the issuance of stock options granted in accordance with its accounting policy, which is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

8. COMPENSATION ARRANGEMENTS
   -------------------------

In April 1990, the Company entered into an employment agreement (the "Agreement") with the Company's Chairman for a three-year term commencing April, 1990 (the "Effective Date") at an annual salary of $175,000 (adjusted to $240,000 in December 2000) ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his Base Salary per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability.

In September 1999, the Company entered into an employment agreement with the Company's Executive Vice President for a three-year term commencing September, 1999 at an annual salary of $180,000 (adjusted to $190,000 in December 2000), the terms being identical to that of the Chairman's agreement.

The Company accrues for the contingent payments under these Agreements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9. PREVIOUSLY DISCONTINUED OPERATIONS
   ----------------------------------

In January, 1988, an inactive subsidiary of the Company, TAPI, was notified by environmental regulators in Texas ("Texas Regulators") that it was a potentially responsible party ("PRP") in connection with a hazardous waste site in the state. TAPI advised the Texas Regulators that TAPI had no assets and could not conduct a remedial investigation of the site. Since that time, the Texas Regulators performed their own investigation of the site and recently proposed a remedial action to stabilize any contaminants by covering the ground with a clay cap and establishing a long-term maintenance and monitoring system.

TAPI was also part of a large group of PRPs conducting a remedial investigation at another allegedly contaminated site but dropped out after notifying the other PRPs that it had no assets.

The Company does not believe it has any liability in connection with these environmental matters.

In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI. In the fourth quarter of 1994, TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 per year in 1995 through 2000. The Company is required to pay $45,000 in annual installments through the year 2002 without interest. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The liability had been accrued for in prior years as part of discontinued operations.

10. TRANSACTIONS WITH RELATED PARTIES
    ---------------------------------

Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 2000 and 1999. Natalie I. Koether, wife of the Chairman and President of the Company is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 2000 and 1999 were approximately $39,000 and $47,000, respectively. Mrs. Koether received $150,000 in each of 2000 and 1999 as an employee. She received no compensation from R&C related to fees charged to the Company for her time. The payable to R&C at December 31, 2000 was approximately $26,000.

Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 2000 and 1999.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The Company reimburses an affiliate for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $187,000 and $159,000 during 2000 and 1999, respectively.

Eligible employees can elect to participate in the Company's qualified 401 (k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($10,500 in 2000 and $10,000 in 1999). The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There was no employer matching contribution in 2000 or 1999.

11. OFF-BALANCE SHEET RISK
    ----------------------

The Company is engaged in various trading and brokerage activities, on an agency and principal basis. The Company's exposure to off-balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill their obligations arising from a transaction.

Winston conducts its business on a fully disclosed basis with one clearing broker, Bear Stearns Securities Corporation, on behalf of its customers and for its own proprietary accounts, pursuant to a clearance agreement. At December 31, 2000, substantially all of the securities owned and the total receivable from clearing broker are positions with and amounts due from this clearing broker. The Company is subject to credit risk should the clearing broker be unable to pay this balance.

12. SALE OF SUBSIDIARY
    ------------------

In January 2000, T. R. Winston Capital, Inc. ("Wincap") stockholders signed a letter of intent with Direct Capital Markets.com, Inc., ("DCM") to sell all outstanding shares in exchange for 75,000 unregistered, non-marketable shares of DCM's Series C Convertible Preferred Stock ("DCM Shares"). In April 2000, Wincap's stockholders negotiated a definitive agreement for the sale. In July, 2000 regulatory approval for the sale was obtained and the closing of the sale was completed.

Winston received for its proportionate ownership interest in Wincap approximately $52,000 in cash. In addition Winston received 25,000 DCM Shares. Because Winston's investment in Wincap approximated the amount of cash received, Winston did not record any material gain or loss in connection with the sale.

13. SEGMENT REPORTING
    -----------------

The Company has determined that it does not have reportable operating segments. The Company conducts stock brokerage activities through its wholly-owned subsidiaries Winston and AVF, as described in Note 2 of Notes to the Consolidated Financial Statements. These wholly-owned subsidiaries do not have individual segment managers or discrete financial data used to allocate resources.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------------------------

         None.

                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
            ------------------------------------------------------------

     All of the members of the current Board of Directors were elected at the 2000 Annual Meeting and all will serve until the next Annual Meeting or until their successors have been elected and qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 28, 2001 were as follows:


              Name                          Age                Position Held
              ----                          ---                -------------

         Paul O. Koether                    64                Chairman, Director
                                                              and President

         Mathew E. Hoffman                  47                Director

         Casey K. Tjang                     62                Director

         M. Michael Witte                   74                Director

         Qun Yi Zheng, Ph.D.                43                Director

         John W. Galuchie, Jr.              48                Executive Vice President
                                                              and Treasurer



------------------------------------


     Paul O. Koether is principally engaged in the following businesses: (i) Chairman and director since July 1987 and President since October 1990 of the Company and the general partner since 1990 of Shamrock Associates, ("Shamrock") an investment partnership which is the principal stockholder of the Company;
(ii) various positions with affiliates of the Company, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston"); and (iii) Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., ("Pure World") and since December 1994 has been a director and since January 1995 has been Chairman of Pure World's wholly-owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products. He is also Chairman and a director of Pure World's principal stockholder, Sun Equities Corporation, ("Sun") a private company. In September 1998, Mr. Koether was elected a director and Chairman of Cortech, Inc., ("Cortech") a biopharmaceutical company seeking to redeploy its assets. Mr. Koether was a director of Golf Rounds.com, Inc., ("Golf Rounds") an internet content provider from July 1992 to January 2000.

     Mathew E. Hoffman. Since January 1997, he has been head of the litigation department of Todtman, Nachamie, Spizz & Johns, P.C. From May 1994 until January 1997 Mr. Hoffman was head of the litigation department of the law firm of Rosen & Reade. His articles have been published in the United States, Europe and Japan.

                                      III-1

     Casey K. Tjang. Since August 2000, he has been Executive Vice President of Finance with Knowledgewindow, Inc., an e-learning provider of internet training. From December 1995 until August 2000, Mr. Tjang was employed in various positions including Director, Secretary, Chief Financial Officer and President with Leading Edge Packaging, Inc., a marketing, wholesaler and distribution company of consumer product packagings. On August 16, 2000 Leading Edge Packaging, Inc., filed a Chapter XI petition under the United States Bankruptcy Code. From 1991 to 1995, Mr. Tjang served as President and Chief Executive Officer of First Merchant Bankers, Inc., a privately-owned investment company, whose business is focused in the Asia Pacific rim, and from 1993 to 1995, was an Executive Director of Starlite Holdings Limited, a printer and manufacturer of packaging materials.

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

     Qun Yi Zheng, Ph.D. Since November 2000 Dr. Zheng has been a director of the Company. Since March, 1996 he has been Executive Vice President and Director of Science and Technology at Pure World Botanicals, Inc., and from August 2000, a director of Cortech. From January 1995 to March 1996 he was Technical Manager at Hauser Nutraceuticals, a division of Hauser Chemicals, Inc., a manufacturer and distributor of nutraceuticals.

     John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Executive Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (ii) Winston, as President and Treasurer since January 1990 and a director since September 1989; (iii) Pure World, as Executive Vice President since April 1988 and director from January 1990 until October 1994; (iv) Cortech as President and director since September 1998; (v) a director of Gish Biomedical, Inc. a medical device manufacturer. In March 2000 Mr. Galuchie was named Chairman; and (vi) General Devices, Inc., as Chariman, President and director since September 2000, a company seeking an operating business. Mr. Galuchie also served as a director of HealthRite, Inc., a nutritional products company, from December 1998 to June 1999; served as a director of NorthCorp Realty Advisors, Inc., a real estate asset manager, from June 1992 until August 1996; and served as Vice President, Treasurer and a director from July 1992 to January 2000 of Golf Rounds.

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

                                      III-2

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2000.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, 1999 and 1998, for those persons who were, at December 31, 2000 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").

                           Summary Compensation Table


                                                                                             Long-Term

Name and Principal                         Annual Compensation(1)(2)                        Compensation           Other
                                       -----------------------------------                  ------------          -------
Officer                       Year      Salary           Bonus            Other(3)           Options(#)

Paul O. Koether               2000     $203,333          $25,000          $155,814                -                  -
Chairman, Presi-              1999     $200,000          $     -          $200,471                -                  -
dent and Chief                1998     $200,000          $20,000          $171,161                -                  -
Executive Officer


John W. Galuchie, Jr.         2000     $180,833          $12,500          $  1,203                -                  -
Executive Vice Presi-         1999     $175,833          $     -          $    412                -                  -
dent and Treasurer            1998     $166,000          $30,000          $    194                -                  -


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

     There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 2000, 1999 and 1998 to the Named Officers. All activity in the Plan was completed as of December 31, 2000 and there were no outstanding options as of December 31, 2000.

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.
During 2000, the Company paid directors' fees in the aggregate amount of approximately $41,000.

                                      III-3

Compensation Arrangements
-------------------------

     In April, 1990, the Company and Paul O. Koether entered into an employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Chairman for an initial three-year term ("Commencement Date") at an annual salary of $175,000 (changed to $240,000 in December 2000) ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Commencement Date.

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

     In the event of Mr. Koether's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to the Base Salary per year for three years payable in equal monthly installments. Should Mr. Koether become "disabled" (as such term is defined in the Agreement) during the term of the Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 70 equal to 80% or more of Mr. Koether's Base Salary, he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability. Such payments shall continue until Mr. Koether attains the age of 70.

     In September 1999, the Company entered into an Employment Agreement with the Company's Executive Vice President, John W. Galuchie, Jr., for a three-year term commencing September, 1999 at an annual salary of $180,000 (changed to $190,000 in December 2000), the terms being identical to that of the Chairman's Agreement.

                                      III-4

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 2001 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

                                      Amount and Nature
 Name and Address                       of Beneficial            Percent of
of Beneficial Owner                      Ownership(1)              Class
-------------------                   -----------------          ----------

Paul O. Koether                          928,454(2)                52.74%
 211 Pennbrook Road
 Far Hills, NJ 07931

Shamrock Associates                      834,940                   47.43%
 211 Pennbrook Road
 Far Hills, NJ 07931

Tweedy, Brown Company, LLC               155,086(3)                 8.81%
 52 Vanderbilt Avenue
 8th Floor
 New York, NY 10017

M. Michael Witte                          14,000                     *
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Casey K. Tjang                             6,000                     *
 510 Tallwood Lane
 Greenbrook, NJ 08812

Mathew E. Hoffman                          7,000                     *
 62 Rosehill Avenue
 New Rochelle, NY 10804

John W. Galuchie, Jr.                     48,332(4)                 2.75%
 376 Main Street
 Bedminster, NJ 07921

Qun Yi Zheng                                   -                       -
 375 Huyler Street
 South Hackensack, NJ 07606

All Directors and Officers               975,454                   55.41%
 as a Group (6 persons)
-----------------------------------------
*Less than 1 percent.

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below.

(2) Includes the 834,940 Shares beneficially owned by Shamrock Associates ("Shamrock"). As a general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 28,332 shares owned by Sun Equities Corporation ("Sun"), a private corporation of which Mr. Koether is the Chairman and a principal

                                      III-5
         stockholder. Includes 10,082 shares held by Mr. Koether's IRA. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

(3) According to Schedule 13 D/A filed on February 13, 2001 by Tweedy, Brown Company, LLC, TBK Partners, L.P. and Vanderbilt Partners, L.P.

(4) Includes 28,332 Shares owned by Sun, a private corporation of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 2000 and 1999. Natalie I. Koether, wife of the Chairman and President of the Company, is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 2000 and 1999 were approximately $37,000 and $47,000, respectively. Mrs. Koether received $150,000 in both 2000 and 1999, respectively, as an employee. She received no compensation from R&C related to fees charged to the Company for her time. The payable to R&C at December 31, 2000 was approximately $34,000.

     Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 2000 and 1999.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $187,000 and $159,000 during 2000 and 1999, respectively.

     Eligible employees can elect to participate in the Company's  qualified 401
(k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($10,500 in 2000 and $10,000 in 1999). The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There was no employer matching contribution in 2000 or 1999.

                                      III-6

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

              3.2(c)       Certificate    of    Amendment   to   Certificate  of
                           Incorporation dated September 26, 1991. (4)

              10.1         1987 Non-Qualified Executive Stock Option Plan. (6)

              10.2 Employment Agreement, dated April 6, 1990 by and between Texas American Energy Corporation and Paul 0. Koether. (7)

              10.3 Employment Agreement, dated September 1, 1999 by and between Kent Financial Services, Inc., and John
                           W. Galuchie, Jr. (8)

              21           Subsidiaries*

              27           Financial Data Schedule*

(b)      Reports on Form 8-K.
         --------------------

                  NONE

-------------------
*   Filed herewith.

(1) Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2) Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3) Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4) Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)      Intentionally left blank.
(6) Incorporated by reference to Texas American Energy Corporation Proxy Statement dated November 11, 1987.
(7) Incorporated by reference to Kent Financial Services, Inc., Form 10-Q for the quarter ended June 30, 1990.
(8) Incorporated by reference to Kent Financial Services, Inc., Form 10-QSB for the quarter ended September 30, 1999.








                                      III-7

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KENT FINANCIAL SERVICES, INC.


Dated:  March 29, 2001               BY       /s/ Paul O. Koether
                                              -------------------------
                                              Paul O. Koether
                                              Chairman of the Board, President
                                              and Director
                                              (Principal Executive Officer)

                                     BY       /s/ John W. Galuchie, Jr.
                                              -------------------------
                                              John W. Galuchie, Jr.
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 29, 2001                        /s/ Paul O. Koether
                                              -------------------------
                                              Paul O. Koether
                                              Chairman of the Board,
                                              President and Director
                                              (Principal Executive Officer)


Dated:  March 29, 2001                        /s/ Mathew E. Hoffman
                                              -------------------------
                                              Mathew E. Hoffman
                                              Director

Dated:  March 29, 2001                        /s/ Casey K. Tjang
                                              -------------------------
                                              Casey K. Tjang
                                              Director

Dated:  March 29, 2001                        /s/ M. Michael Witte
                                              -------------------------
                                              M. Michael Witte
                                              Director

Dated:  March 29, 2001                        /s/ Qun Yi Zheng
                                              -------------------------
                                              Qun Yi Zheng
                                              Director

                                                                    EXHIBIT 21

                          KENT FINANCIAL SERVICES, INC.

                                  SUBSIDIARIES

Name of Subsidiary                                      State of Incorporation
------------------                                      ----------------------

Asset Value Holdings, Inc.                                     Delaware

Asset Value Management, Inc.                                   Delaware

Kent Advisors, Inc.                                            New Jersey

Texas American Petrochemicals, Inc. (Inactive)                 Texas

T. R. Winston & Company, Inc.                                  New Jersey