Form 10QSB
period 2001-03-31
KENT FINANCIAL SERVICES INC
filed 2001-05-11
CIK 316028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2001
                                          --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                          Kent Financial Services, Inc.
       -------------------------------------------------------------------
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


                                 (908) 234-0078
               ---------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                     ---   ---
     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 2001, the issuer had 1,742,250 shares of its common stock, par value $.10 per share, outstanding.

     Transitional  Small Business  Disclosure Format (check one). Yes   No X
                                                                     ---  ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    --------------------



                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                                    March 31,
                                                                      2001
                                                                   -----------
Assets
------

Cash and cash equivalents                                           $  3,595
Securities owned                                                       9,015
Receivable from clearing broker                                          209
Property and equipment:
     Land and building                                                 1,447
     Office furniture and equipment                                      277
                                                                    --------
                                                                       1,724
     Accumulated depreciation                                      (     629)
                                                                    --------
     Net property and equipment                                        1,095
                                                                    --------
Other assets                                                             196
                                                                    --------
         Total assets                                               $ 14,110
                                                                    ========

Liabilities and Stockholders' Equity

Liabilities:
   Securities sold, not yet purchased                               $      2
   Accounts payable and accrued expenses                               1,225
   Mortgage payable                                                      687
   Accrual for previously discontinued operations                        273
                                                                    --------
         Total liabilities                                             2,187
                                                                    --------

Contingent liabilities (Note 4)

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none outstanding                                   -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,742,250 outstanding                            174
   Additional paid-in capital                                         13,941
   Accumulated deficit                                             (   2,192)
                                                                    --------
         Total stockholders' equity                                   11,923
                                                                    --------
         Total liabilities and stockholders' equity                 $ 14,110
                                                                    ========





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                            Three Months Ended
                                                                  March 31,
                                                             2001         2000
                                                            ------       ------

Revenues:
    Brokerage commissions                                   $  329       $  592
    Principal transactions:
      Trading                                                  157        1,509
      Investing gains                                          554          840
    Management fee income                                       46           45
    Interest, dividends and other                              235          249
                                                            ------       ------
                                                             1,321        3,235
                                                            ------       ------

Expenses:
    Brokerage                                                  343        1,300
    General, administrative and other                          429          474
    Interest                                                   118           99
                                                            ------       ------
                                                               890        1,873
                                                            ------       ------

Earnings before income taxes                                   431        1,362
Provision for income taxes                                       2            3
                                                            ------       ------
Net earnings                                                $  429       $1,359
                                                            ======       ======

Basic and diluted net earnings per
  common share                                              $  .24       $  .72
                                                            ======       ======

Weighted average number of common
  shares outstanding (in 000's)                              1,765        1,888
                                                            ======       ======




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                          2001          2000
                                                         ------        ------

Cash flows from operating activities:
    Net earnings                                        $   429       $ 1,359
    Adjustments to reconcile net earnings
      to net cash used in operating activities:
       Depreciation and amortization                         14            19
       Change in unrealized gains
         on securities owned                           (    617)     (    832)
    Change in operating assets and liabilities:
       Change in securities owned                      (    163)     (    723)
       Change in receivable from
         clearing broker                                    472      (    328)
       Change in accounts payable and
         accrued expenses                              (    193)     (    135)
       Other, net                                             6             9
                                                        -------       -------
       Net cash used in
         operating activities                          (     52)     (    631)
                                                        -------       -------

Cash flows from investing activities-
    Purchase of office equipment                       (      4)            -
                                                        -------       -------

Cash flows from financing activities:
    Purchase of common stock                           (    158)     (    165)
    Payments on debt                                   (      3)     (      2)
                                                        -------       -------
       Net cash used in financing
         activities                                    (    161)     (    167)
                                                        -------       -------

Net decrease in cash
  and cash equivalents                                 (    217)     (    798)
Cash and cash equivalents at
  beginning of period                                     3,812         4,043
                                                        -------       -------
Cash and cash equivalents at end of
  period                                                $ 3,595       $ 3,245
                                                        =======       =======

Supplemental disclosure of cash flow
  information:
      Cash paid for:
         Interest                                       $   118       $    99
                                                        =======       =======
         Taxes                                          $    18       $     1
                                                        =======       =======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2000, as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made to the prior years' financial statements to conform to the current years' presentation.

     The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At March 31, 2001, Winston had net capital, as defined, of approximately $600,000, which was approximately $500,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of March 31, 2001, AVF held 19 equity investments, of which five consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns more than 39% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 23% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; 9.2% of Star Buffet, Inc., a company that is engaged in the restaurant industry; and 5% of Golf Rounds.com, Inc., an internet content provider.

3.   Securities owned and securities sold, not yet purchased
     -------------------------------------------------------

     Securities owned consist of proprietary trading positions held for resale to customers and portfolio positions held for capital appreciation, all of which are valued at fair value. The fair values of the portfolio positions generally are based on listed market prices. If listed market prices are not indicative of fair value or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long term business potential of the issuer and other factors generally pertinent to the valuation of investments. The fair value of these investments are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities owned and securities sold, not yet purchased as of March 31, 2001, consist of the following (in 000's):

                                                                   Sold,
                                                                  Not Yet
                                                  Owned         Purchased
                                                  -----         ---------
Marketable equity securities:
  Portfolio positions of
     greater than 5% of
     outstanding common stock:
          Cortech, Inc. (725,600 shares)         $5,326         $    -
          Gish Biomedical, Inc. (587,300 shares)    705              -
          Star Buffet (270,000 shares)              675              -
          Golf Rounds.com, Inc. (189,600 shares)    171              -
          General Devices, Inc. (316,558 shares)     63              -
  All other portfolio positions                   1,993              -
  Held for resale to customers                       82              2
                                                 ------         ------
           Fair value                            $9,015         $    2
                                                 ======         ======

     Securities owned which are not valued at listed market prices at March 31, 2001 amounted to $6,265,000.


4.   Income taxes
     ------------

     The components of income tax expense are as follows:

                                                    ($000 Omitted)
                                            Three Months Ended March 31,
                                            ----------------------------
                                             2001                  2000
                                            ------                ------

         Federal-Current                     $  -                  $  -
         State-Current                          2                     3
         Deferred                               -                     -
                                             ----                  ----

         Total                               $  2                  $  3
                                             ====                  ====


     Total income tax expense for the three months ended March 31, 2001 and 2000 are different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:


                                                           ($000 Omitted)
                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                        2001            2000
                                                        ----            ----
Income tax expense computed at
   statutory rates on total earnings
      before income taxes                              $ 147           $ 463
Increase (decrease) in tax from:
   Valuation allowance on net operating
      loss carryforward                               (  147)         (  463)
   State income tax, net of Federal benefit                2               3
                                                       -----           -----

      Total tax expense                                $   2           $   3
                                                       =====           =====

5.   Capital Stock Activity
     ----------------------
     Common Stock Repurchases
     ------------------------

     In February 2000 the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2000 Plan").

     In March 2001, the Board of Directors approved a new plan to repurchase up to an additional 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. For the three months ended March 31, 2001 the Company repurchased 40,010 shares and returned these shares to the status of authorized and unissued shares. These shares were repurchased under the 2000 Plan and the Company can still repurchase approximately 46,000 shares under the 2000 Plan. None of the designated shares under the 2001 Plan have been repurchased as of March 31, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations
         -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of $3.6 million and securities owned of $9 million at March 31, 2001. Substantially all securities are owned by AVF. Securities carried at fair value of $6,265,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash used in operations was $52,000 in the three months ended March 31, 2001 compared to net cash used in operations of $631,000 in the comparable period of 2000. Net cash used in operations for the three months ended March 31, 2001 decreased from the comparable period in 2000 principally from the change in securities owned and the change in the receivable from clearing broker. The decrease in net income in the first quarter of 2001 compared to the first quarter of 2000 was offset by the change in unrealized gains on securities owned over the same periods. Unrealized gains on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $161,000 and $167,000 in the three month periods ended March 31, 2001 and 2000, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building. In March 2001 the Company announced that it would purchase up to an additional 150,000 shares of the Company's common stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. The Company believes that its liquidity is sufficient for future operations.


Results of Operations
---------------------

     The Company had net income of $429,000, or $.24 basic and diluted earnings per share, for the three months ended March 31, 2001 compared to net income of $1,359,000 or $.72 basic and diluted earnings per share, for the comparable period in 2000.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended March 31, 2001 was $486,000, a decrease of $1,615,000, or 77%, from approximately $2,101,000 in the comparable 2000 period. Brokerage expenses (including all fixed and variable expenses) decreased by $957,000, or 74%, from $1,300,000 in the quarter ended March 31, 2000, to $343,000 for the three months ended March 31, 2001. Net brokerage income was $143,000 for the three months ended March 31, 2001 and $801,000 for the same period in 2000, a decrease of $658,000 or 82%. The decrease in brokerage commission income, principal trading gains and total brokerage expense for the quarter ended March 31, 2001 compared to the comparable quarter of 2000 was due to decreased activity by the brokers employed at T. R. Winston & Company, Inc., which was consistent with declines in the equity markets in general.

     Net investing gains were $554,000 for the three months ended March 31, 2001, compared to net investing gains of $840,000 for the comparable period in 2000. The decrease in net investing gains from the three month period ended March 31, 2001 to the comparable period in 2000 reflected the decline in the investment valuation of portfolio positions and the decreased level of investment activity, which was also consistent with declines in the equity markets in general.

     Interest, dividend and other income was $235,000 for the three months ended March 31, 2001, compared to $249,000 for the three months ended March 31, 2000 a decrease of $14,000 or 67%. This decrease was a result of a decrease in interest received due to lower invested balances of the Company's cash equivalents and lower yields on investments.

     General, administrative and other expenses were $429,000 and $474,000 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of $45,000 or 9%. This decrease was a result of reduced compensation expense.

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

         (a)      Exhibits
                  --------
                  None

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


                                              KENT FINANCIAL SERVICES, INC.




Dated:  May 11, 2001                          By: /s/ John W. Galuchie, Jr.
                                                  ----------------------------
                                                  John W. Galuchie, Jr.
                                                  Executive Vice President