Form 10QSB
period 2001-06-30
KENT FINANCIAL SERVICES INC
filed 2001-08-06
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 2001
                                          -------------------

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                          Kent Financial Services, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                      75-1695953
-------------------------------                   ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-0078
                       -----------------------------------
                           (Issuer's telephone number)

                                      N/A
                 ---------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2001, the issuer had 1,715,450 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                    Yes    No X
                                       ---   ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                                    June 30,
                                                                      2001
                                                                    --------
Assets
------

Cash and cash equivalents                                          $  4,007
Securities owned                                                      8,000
Receivable from clearing broker                                         364
Property and equipment:
     Land and building                                                1,447
     Office furniture and equipment                                     277
                                                                   --------
                                                                      1,724
     Accumulated depreciation                                     (     642)
                                                                   --------
     Net property and equipment                                       1,082
                                                                   --------
Other assets                                                             94
                                                                   --------
          Total assets                                             $ 13,547
                                                                   ========

Liabilities and stockholders' equity
------------------------------------

Liabilities:
     Securities sold, not yet purchased                            $    219
     Accounts payable and accrued expenses                              768
     Mortgage payable                                                   685
     Accrual for previously discontinued operations                     273
                                                                   --------
          Total liabilities                                           1,945
                                                                   --------

Contingent liabilities

Stockholders' equity:
     Preferred stock without par value, 500,000
       shares authorized; none outstanding                                -
     Common stock, $.10 par value, 4,000,000
       shares authorized; 1,715,450 outstanding                         172
     Additional paid-in capital                                      13,830
     Accumulated deficit                                          (   2,400)
                                                                   --------
          Total stockholders' equity                                 11,602
                                                                   --------
          Total liabilities and stockholders' equity               $ 13,547
                                                                   ========

          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                       Three Months Ended
                                                            June 30,
                                                       -------------------
                                                        2001         2000
                                                       ------       ------

Revenues:
     Brokerage commissions                             $  384      $  479
     Principal transactions:
       Trading                                             84         256
       Investing gains (losses)                           122     (   271)
     Management fee income                                 46          45
     Interest, dividends and other                        167         269
                                                       ------      ------
                                                          803         778
                                                       ------      ------
Expenses:
     Brokerage                                            354         531
     General, administrative and other                    560         415
     Interest                                              96         115
                                                       ------      ------
                                                        1,010       1,061
                                                       ------      ------

Loss before income taxes                              (   207)    (   283)
Provision for income taxes                                  2           6
                                                       ------      ------
Net loss                                              ($  209)    ($  289)
                                                       ======      ======

Basic and diluted net loss
  per common share                                    ($  .12)    ($  .16)
                                                       ======      ======

Weighted average number of common
  shares outstanding (in 000's)                         1,737       1,850
                                                       ======      ======







          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                           Six Months Ended
                                                                June 30,
                                                           ----------------
                                                           2001        2000
                                                           ----        ----

Revenues:
     Brokerage commissions                               $   713     $ 1,071
     Principal transactions:
       Trading                                               241       1,765
       Investing gains                                       676         569
     Management fee income                                    92          90
     Interest, dividends and other                           402         517
                                                         -------     -------
                                                           2,124       4,012
                                                         -------     -------
Expenses:
     Brokerage                                               697       1,831
     General, administrative and other                       989         888
     Interest                                                214         214
                                                         -------     -------
                                                           1,900       2,933
                                                         -------     -------

Earnings before income taxes                                 224       1,079
Provision for income taxes                                     3           9
                                                         -------     -------
Net earnings                                             $   221     $ 1,070
                                                         =======     =======

Basic and diluted net earnings
  per common share                                       $   .13     $   .57
                                                         =======     =======

Weighted average number of common
  shares outstanding (in 000's)                            1,751       1,869
                                                         =======     =======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)
                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                      2001                2000
                                                     ------              ------

Cash flows from operating activities:
   Net earnings                                     $   221             $ 1,070
   Adjustments to reconcile net
   earnings to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                      27                  37
      Change in unrealized gains and
            losses on securities owned             (    683)           (    341)
      Provision for non-marketable
            investments                                 123                   -
      Change in operating assets and
        liabilities:
          Change in securities owned                  1,135            (  1,488)
          Change in receivable from
            clearing broker                        (    117)                263
          Change in accounts payable and
            accrued expenses                       (    162)           (    242)
          Other, net                               (     68)                  4
                                                    -------             -------
          Net cash provided by (used in)
            operating activities                        476            (    697)
                                                    -------             -------

Cash flows from investing activities-
   Purchase of property and equipment              (      4)           (      5)
                                                    -------             -------

Cash flows from financing activities:
   Purchase of common stock                        (    272)           (    332)
   Issuance of common stock                               -                  47
   Payments on debt                                (      5)           (      5)
                                                    -------             -------
          Net cash used in financing
            activities                             (    277)           (    290)
                                                    -------             -------

Net increase (decrease) in cash and
   cash equivalents                                     195            (    992)
Cash and cash equivalents at
   beginning of period                                3,812               4,043
                                                    -------             -------
Cash and cash equivalents at end of
   period                                           $ 4,007             $ 3,051
                                                    =======             =======

Supplemental disclosure of cash flow
   information:
        Cash paid for:
           Interest                                 $   214             $   214
                                                    =======             =======
           Taxes                                    $    18             $     1
                                                    =======             =======


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

     The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At June 30, 2001, Winston had net capital, as defined, of approximately $480,000, which was approximately $380,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of June 30, 2001, AVF held 15 equity investments, of which five consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns more than 39% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 23% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; 9.9% of Star Buffet, Inc., a company that is engaged in the restaurant industry; and 5% of GolfRounds.com, Inc., an internet content provider.

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

     Securities owned and securities sold, not yet purchased as of June 30, 2001, consist of the following (in 000's):

                                                                   Sold,
                                                                  Not Yet
                                                      Owned      Purchased
                                                      -----      ---------
Marketable equity securities:
   Portfolio positions of
      greater than 5% of
      outstanding common stock:
        Cortech, Inc.(1,451,200 shares)             $  5,311      $    -
        Gish Biomedical, Inc.(587,300 shares)            517           -
        Star Buffet, Inc. (294,000 shares)               876           -
        Golf Rounds.com, Inc.(189,600 shares)            182           -
        General Devices, Inc.(316,558 shares)             63           -
   All other portfolio positions                         936         212
   Held for resale to customers                          115           7
                                                     -------      ------
Fair value                                           $ 8,000      $  219
                                                     =======      ======

     Securities owned which are valued at amounts lower than listed market prices at June 30, 2001 amounted to $6,073,000.

4.   Income taxes
     ------------

     The components of income tax expense for the three and six months ended June 30, 2001 and 2000 are as follows:

                                        ($000 Omitted)
                              Three Months          Six Months
                             Ended June 30,        Ended June 30,
                             --------------        --------------
                              2001    2000          2001    2000
                              ----    ----          ----    ----

Federal-Current              $  -     $  -          $  -    $  -
State-Current                   2        6             3       9
Deferred                        -        -             -       -
                             ----     ----          ----    ----

Total                        $  2     $  6          $  3    $  9
                             ====     ====          ====    ====

     Total income tax expense for the three and six months ended June 30, 2001 and 2000 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:



                                            ($000 Omitted)     ($000 Omitted)
                                             Three Months        Six Months
                                            Ended June 30,     Ended June 30,
                                          -----------------   ----------------
                                            2001     2000      2001      2000
                                            ----     ----      ----      ----

Income tax expense computed at
   statutory rates on total earnings
     before income taxes                   ($ 70)   ($ 96)     $ 76      $367
Increase (decrease) in tax from:
   Valuation allowance on net
     operating loss carryforward              70       96     (  76)    ( 367)
   State income tax, net of Federal
     benefit                                   2        6         3         9
                                            ----     ----      ----      ----

         Total                              $  2     $  6      $  3      $  9
                                            ====     ====      ====      ====


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

     In March 2001, the Board of Directors approved a plan to repurchase up to an additional 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. For the six months ended June 30, 2001 the Company repurchased 66,810 shares and returned these shares to the status of authorized and unissued. These shares were repurchased under the 2000 Plan and the Company can still repurchase approximately 19,000 shares under the 2000 Plan. None of the designated shares under the 2001 Plan have been repurchased as of June 30, 2001.

        Common Stock Options
        --------------------

     During the six months ended June 30, 2000, 21,000 shares of common stock were issued at $2.25 per share due to the exercise of options which had been granted in 1995. Since June 30, 2000 there were no outstanding options.

6.   Related Party Transactions
     --------------------------

     A management fee of $15,200 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations
         -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $4 million and securities owned of approximately $8 million at June 30, 2001. Substantially all securities are owned by AVF. Securities carried at fair value of $6,073,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $476,000 in the six months ended June 30, 2001 compared to net cash used in operations of approximately $697,000 in the comparable period of 2000. Net cash provided by operations for the six months ended June 30, 2001 increased from the comparable period in 2000 principally from the change in securities owned offset by the decrease in net income. Unrealized gains on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $277,000 and $290,000 in the six month periods ended June 30, 2001 and 2000, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building. Additionally, in the six months ended June 30, 2000 the Company issued 21,000 shares of common stock in connection with the exercise of options from its non-qualified stock option plan for proceeds of $47,000.

     The  Company   believes  that  its  liquidity  is  sufficient   for  future
operations.

Results of Operations
---------------------

     The Company incurred a net loss of $209,000, or $.12 basic and diluted loss per share, for the three months ended June 30, 2001 compared to a net loss of $289,000 or $.16 basic and diluted loss per share, for the comparable quarter in 2000. For the six months ended June 30, 2001, net income was $221,000 or $.13 basic and diluted earnings per share, compared to net income of $1,070,000 or $.57 basic and diluted earnings per share, for the comparable period in 2000.

     Total brokerage income (consisting of brokerage commissions and trading gains) for the three months ended June 30, 2001 was $468,000, a decrease of $267,000, or 36%, from $735,000 in the comparable 2000 period. Total brokerage income was $954,000 for the six months ended June 30, 2001, a decrease of $1,882,000 or 66% from $2,836,000 for the six month period ended June 30, 2000. Brokerage expenses (including all fixed and variable expenses) decreased by $177,000, or 33%, from $531,000 in the quarter ended June 30, 2000, to $354,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2001, brokerage expenses were $697,000 compared to $1,831,000 for the comparable period in the prior year, a decrease of $1,134,000 or 62%. Net brokerage income of $114,000 for the three months ended June 30, 2001 decreased $90,000 or 44% from $204,000 for the same period in 2000. For the six month period ended June 30, 2001, net brokerage income was $257,000, compared to $1,005,000 for the six months ended June 30, 2000, a decrease of $748,000 or 74%.

     The decrease in total brokerage income, total brokerage expense and net brokerage income for the quarter and six months ended June 30, 2001 compared to the comparable periods of 2000 was due to decreased activity by the brokers employed at T. R. Winston & Company, Inc., which was consistent with the activity in the equity markets in general.

     Net investing gains were $122,000 and $676,000 for the three and six months ended June 30, 2001, respectively, compared to net investing gains (losses) of ($271,000) and $569,000 for the comparable periods in 2000. The net investing gains for the three months ended June 30, 2001 related to a decrease of $48,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding offset by net realized and unrealized gains in other securities of approximately $170,000.

     The majority of the net investing gains for the six months ended June 30, 2001 related to an increase of approximately $255,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This increase along with net realized and unrealized gains in other securities held of approximately $421,000 accounted for the six month investing gains.

     A management fee of $15,200 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

     Interest, dividends and other income was $167,000 and $402,000 for the three and six months ended June 30, 2001, respectively, compared to $269,000 and $517,000 for the three and six months ended June 30, 2000, respectively. These decreases were the result of lower interest income earned due to lower available interest rates on the Company's cash equivalents. Also, during 2000 AVF received dividends on one of it's positions that amounted to $42,000 and $87,000 during the three and six months ended June 30, 2000, respectively. This position was sold during the third quarter of 2000.

     General and administrative expenses were $560,000 and $415,000 for the quarters ended June 30, 2001 and 2000, respectively, an increase of $145,000 or 35%. The increase in general and administrative expense for the quarter ended June 30, 2001 versus the quarter ended June 30, 2000 was due principally to provisions of $114,000 for non-marketable investments included in other assets and increases in legal and accounting fees.

     For the six month periods ended June 30, 2001 and 2000, general and administrative expenses were $989,000 and $888,000 respectively, an increase of $101,000 or 11%. This increase for the six months ended June 30, 2001 compared to the same period in 2000 is also due principally to provisions of $123,000 for non-marketable investments included in other assets and increases in legal and accounting fees offset by decreases in various other administrative expenses.

PART II - OTHER INFORMATION
-------   -----------------

Item 1. - Legal Proceedings
------    -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")
--------------------------------------------------------------------

     In May 2001, the State of Texas notified TAPI and a group of other potentially responsible parties ("PRP's) that the State of Texas incurred costs for remedial investigation, feasibility studies and remedial design at an allegedly contaminated site in Texas known as the Sonics International Superfund Site, and that it would join TAPI and the other PRP's as parties to a pending lawsuit in the state courts of Texas to recover its costs and attorney's fees, which are alleged to be approximately $203,000. In July 2001, the State of Texas served the complaint in State of Texas v. Sonics International, Inc. et al, GV002838, Travis County, Texas District Court, by serving the Secretary of State. Due to the uncertainty and cost of litigation, TAPI and the Company agreed to a proposed settlement with the other PRP's, in which TAPI and the Company agreed to pay approximately $17,000 towards an overall settlement with the State of Texas even while denying liability. This settlement agreement with the other PRP's will become effective if, as and when the PRP's as a group, agree to pay at least $180,000 of the proposed $203,000 settlement. If that occurs, then TAPI and the Company, as well as the participating PRP's will execute a written settlement agreement with the State of Texas and will receive a release and contribution protection from the State of Texas.


Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

  (a)   Exhibits
        --------

        10.2 Employment Agreement, dated July 1, 2001 by and between Kent Financial Services, Inc., and Paul O. Koether.

        10.3     Employment Agreement  dated  July 1, 2001  by and  between Kent
                 Financial  Services,  Inc.,  and John W. Galuchie, Jr.

  (b)   Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In  accordance   with  the  requirements  of  the  Exchange Act, the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         KENT FINANCIAL SERVICES, INC.




Dated: August 6, 2001                    By: /s/ John W. Galuchie, Jr.
                                             --------------------------
                                             John W. Galuchie, Jr.
                                             Executive Vice President