Form 10QSB
period 2001-09-30
KENT FINANCIAL SERVICES INC
filed 2001-11-13
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:     September 30, 2001
                                              ------------------

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

                                 (908) 234-0078
         --------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ---     ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2001, the issuer had 1,702,315 shares of its common stock, par value $.10 per share, outstanding.

           Transitional Small Business Disclosure Format (check one).
                                 Yes      No  X
                                     ---     ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    ---------------------


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                           September 30,
                                                                2001
                                                           -------------
Assets
------

Cash and cash equivalents                                    $  3,679
Securities owned                                                7,609
Receivable from clearing broker                                   289
Property and equipment, net                                     1,071
Other assets                                                       76
                                                             --------
          Total assets                                       $ 12,724
                                                             ========

Liabilities and Stockholders' Equity
------------------------------------


Liabilities:
   Accounts payable and accrued expenses                     $    878
   Mortgage payable                                               683
   Accrual for previously discontinued operations                 211
                                                             --------
          Total liabilities                                     1,772
                                                             --------

Contingent liabilities

Stockholders' equity:
   Preferred stock without par value, 500,000
     shares authorized; none outstanding                            -
   Common stock, $.10 par value, 4,000,000
     shares authorized; 1,715,004 outstanding                     172
   Additional paid-in capital                                  13,829
   Accumulated deficit                                      (   3,049)
                                                             --------
     Total stockholders' equity                                10,952
                                                             --------
     Total liabilities and stockholders' equity              $ 12,724
                                                             ========




           See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                     2001         2000
                                                     ----         ----

Revenues:
     Brokerage commissions                          $ 226        $ 382
     Principal transactions:
       Trading                                          -          186
       Investing losses                            (  353)      (   37)
     Management fee income                             46           45
     Interest, dividends and other                    188          248
                                                    -----        -----
                                                      107          824
                                                    -----        -----
Expenses:
     Brokerage                                        226          387
     General, administrative and other                444          441
     Interest                                          86          118
                                                    -----        -----
                                                      756          946
                                                    -----        -----
Loss before income taxes                           (  649)      (  122)
Provision for income taxes                              1            -
                                                    -----        -----
Net loss                                           ($ 650)      ($ 122)
                                                    =====        =====

Basic and diluted net loss per
  common share                                     ($ .38)      ($ .07)
                                                    =====        =====

Weighted average number of common
  shares outstanding (in 000's)                     1,715        1,839
                                                    =====        =====










          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                    Nine Months Ended
                                                      September 30,
                                                    -----------------
                                                     2001       2000
                                                     ----       ----

Revenues:
     Brokerage commissions                          $  939    $1,453
     Principal transactions:
       Trading                                         241     1,951
       Investing gains                                 323       532
     Management fee income                             138       135
     Interest, dividends and other                     590       765
                                                    ------    ------
                                                     2,231     4,836
                                                    ------    ------

Expenses:
     Brokerage                                         923     2,218
     General, administrative and other               1,433     1,329
     Interest                                          300       332
                                                    ------    ------
                                                     2,656     3,879
                                                    ------    ------

Earnings (loss) before income taxes                (   425)      957
Provision for income taxes                               4         9
                                                    ------    ------
Net earnings (loss)                                ($  429)   $  948
                                                    ======    ======

Basic and diluted net earnings (loss)
  per common share                                 ($  .25)   $  .51
                                                    ======    ======

Weighted average number of common
  shares outstanding (in 000's)                      1,714     1,859
                                                    ======    ======










          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                      2001           2000
                                                      ----           ----

Cash flows from operating activities:
    Net earnings (loss)                              ($  429)      $   948
    Adjustments to reconcile net
     earnings (loss) to net cash provided
     by operating activities:
      Depreciation and amortization                       39            57
      Change in unrealized gains on
        securities owned                             (   334)     (    411)
      Provision for non-marketable
        Investments                                      123             -
    Changes in operating assets and
     liabilities:
      Change in securities owned                         958           235
      Change in receivable from
        clearing broker                                   28      (    156)
      Change in accounts payable and
        accrued expenses                             (   128)     (    288)
      Other, net                                     (   106)           59
                                                      ------       -------
      Net cash provided by
        operating activities                             151           444
                                                      ------       -------

Cash flows from investing activities-
    Purchase of equipment                            (     4)     (      7)
                                                      ------       -------

Cash flows from financing activities:
    Purchase of common stock                         (   273)     (    369)
    Issuance of common stock                               -            47
    Payments on debt                                 (     7)     (      7)
                                                      ------       -------
      Net cash used in financing
        activities                                   (   280)     (    329)
                                                      ------       -------

Net increase(decrease) in cash
  and cash equivalents                               (   133)          108
Cash and cash equivalents at
  beginning of period                                  3,812         4,043
                                                      ------       -------

Cash and cash equivalents at end of
  period                                             $ 3,679       $ 4,151
                                                     =======       =======
Supplemental disclosure of cash flow
  information:
     Cash paid for:
       Interest                                      $   300       $   332
                                                     =======       =======
       Taxes                                         $    18       $     3
                                                     =======       =======

           See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At September 30, 2001, Winston had net capital, as defined, of approximately $400,000, which was approximately $300,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of September 30, 2001, AVF held 13 equity investments, of which five consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns approximately 40% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 23% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; 9% of Star Buffet, Inc., a company that is engaged in the restaurant industry; and 5% of GolfRounds.com, Inc., an internet content provider.

3.   Securities Owned
     ----------------

     Securities owned consist of portfolio positions held for capital appreciation, all of which are valued at fair value. The fair values of the portfolio positions generally are based on listed market prices. If listed market prices are not indicative of fair value or if liquidating the Company's position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments. The fair value of these investments are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

     Securities owned as of September 30, 2001, consist of the following (in 000's):




Marketable equity securities:
      Portfolio positions of
         greater than 5% of
         outstanding common stock:
              Cortech, Inc. (1,478,000 shares)                      $ 5,395
              Star Buffet, Inc. (270,900 shares)                        704
              Gish Biomedical, Inc. (587,300 shares)                    366
              GolfRounds.com, Inc. (189,600 shares)                     121
              General Devices, Inc. (316,558 shares)                     63
      All other portfolio positions                                     960
                                                                    -------
               Fair value                                           $ 7,609
                                                                    =======


     Securities owned which are valued at amounts lower than listed market prices at September 30, 2001 amounted to $5,945,000.


4.   Income taxes
     ------------

     The components of income tax expense for the three and nine months ended September 30, 2001 and 2000 are as follows (in 000's):


                       Three Months         Nine Months
                           Ended              Ended
                       September 30,       September 30,
                       ------------        ------------

                       2001    2000        2001    2000
                       ----    ----        ----    ----

Federal - Current      $  -    $  -        $  -    $  -
State - Current           1       -           4       9
Deferred                  -       -           -       -
                       ----    ----        ----    ----

Total                  $  1    $  -        $  4    $  9
                       ====    ====        ====    ====

     Total income tax expense for the three and nine months ended September 30, 2001 and 2000 is different from the amounts computed by multiplying total earnings (loss) before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are (in 000's):


                                                Three Months       Nine Months
                                                   Ended              Ended
                                                September 30,     September 30,
                                               --------------    --------------

                                               2001      2000     2001     2000
                                               ----      ----     ----     ----

Income tax expense computed at
      statutory rates on total earnings
          (loss) before income taxes         ($ 221)    ($ 41)  ($ 145)   $ 325
Increase (decrease) in tax from:
      Valuation allowance on net operating
          loss carryforward                     221        41      145    ( 325)
      State income tax, net of Federal
          Benefit                                 1         -        4        9
                                               ----      ----     ----     ----

             Total                            $   1     $   -    $   4    $   9
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

     In March 2001, the Board of Directors approved a plan to repurchase up to an additional 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). For the nine months ended September 30, 2001 the Company repurchased 67,256 shares and returned these shares to the status of authorized and unissued. These shares were repurchased under the 2000 Plan and the Company can still repurchase approximately 18,000 shares under the 2000 Plan. None of the designated shares under the 2001 Plan have been repurchased as of September 30, 2001.

          Common Stock Options
          --------------------

     During 2000, 21,000 shares of common stock were issued at $2.25 per share due to the exercise of options which had been granted in 1995. With the exercise of these options, there are no remaining options outstanding.


6.   Related Party Transactions
     --------------------------

     A management fee of $15,200 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates.These services include corporate governance, financial management and accounting services.

     Item 2.  Management's  Discussion  and Analysis of Financial
     -------  Condition and Results of Operations
              ----------------------------------------------------



Liquidity and Capital Resources
-------------------------------

     The Company had cash and cash equivalents (U.S. Treasury bills with maturities at date of purchase of ninety days or less) of approximately $3.7 million and securities owned of approximately $7.6 million at September 30, 2001. Substantially all securities are owned by AVF. Securities carried at fair value of $5,945,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $151,000 and $444,000 in the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by operations for the nine months ended September 30, 2001 decreased from the comparable period in 2000 principally from the decrease in net income offset by the change in securities owned. Unrealized losses on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $280,000 and $329,000 in the nine month periods ended September 30, 2001 and 2000, respectively, was comprised of the purchase of the Company's common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building. Additionally, in the nine months ended September 30, 2000 the Company issued 21,000 shares of common stock in connection with the exercise of options from its non-qualified stock option plan for proceeds of $47,000.

     The  Company   believes  that  its  liquidity  is  sufficient   for  future
operations.

Results of Operations
---------------------

     The Company incurred a net loss of $650,000, or $.38 basic and diluted loss per share, for the three months ended September 30, 2001 compared to a net loss of $122,000 or $.07 basic and diluted loss per share, for the comparable quarter in 2000. For the nine months ended September 30, 2001, the net loss was $429,000 or $.25 basic and diluted loss per share, compared to net income of $948,000 or $.51 basic and diluted income per share, for the comparable period in 2000.

     Total brokerage income (consisting of brokerage commissions and trading gains) for the three months ended September 30, 2001 was $226,000, a decrease of $342,000, or 60%, from $568,000 in the comparable 2000 period. Total brokerage income was $1,180,000 for the nine months ended September 30, 2001, a decrease of $2,224,000 or 65% from $3,404,000 for the nine month period ended September 30, 2000. Brokerage expenses (including all fixed and variable expenses) decreased by $161,000, or 42%, from $387,000 in the quarter ended September 30, 2000, to $226,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, brokerage expenses were $923,000 compared to $2,218,000 for the comparable period in the prior year, a decrease of $1,295,000 or 58%. Net brokerage income was $0 for the three months ended September 30, 2001 compared to $181,000 for the same period in 2000. For the nine month period ended September 30, 2001, net brokerage income was $257,000, compared to $1,186,000 for the nine months ended September 30, 2000, a decrease of $929,000 or 78%.

     The decrease in total brokerage income, total brokerage expense and net brokerage income for the quarter and nine months ended September 30, 2001 compared to the comparable periods of 2000 was due to decreased activity by the brokers employed at T. R. Winston & Company, Inc., which was consistent with the activity in the equity markets in general. While the events of September 11, 2001 did not have a direct impact on the Company, they have contributed to the volatility in the equity markets and the sluggishness of the overall economy.

     Net investing gains (losses) were ($353,000) and $323,000 for the three and nine months ended September 30, 2001, respectively, compared to net investing gains (losses) of ($37,000) and $532,000 for the comparable periods in 2000. The net investing losses for the three months ended September 30, 2001 related to a decrease of $333,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding along with net realized and unrealized losses in other securities of approximately $20,000.

     The majority of the net investing gains for the nine months ended September 30, 2001 related to net realized and unrealized gains in other securities held of approximately $401,000 offset by a decrease of approximately $78,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding.

     A management fee of $15,200 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

     Interest, dividends and other income was $188,000 and $590,000 for the three and nine months ended September 30, 2001, respectively, compared to $248,000 and $765,000 for the three and nine months ended September 30, 2000, respectively. These decreases were a result of lower interest income earned due to lower available interest rates on the Company's cash equivalents. Also, during 2000 AVF received dividends on one of it's positions that amounted to $17,000 and $104,000 during the three and nine months ended September 30, 2000, respectively. This position was sold during the third quarter of 2000.

     General and administrative expenses were $444,000 and $441,000 for the quarters ended September 30, 2001 and 2000, respectively, an increase of $3,000.

     For the nine month period ended September 30, 2001 and 2000, general and administrative expenses were $1,433,000 and $1,329,000, respectively, an increase of $104,000 or 8%. This increase for the nine months ended September 30, 2001 compared to the same period in 2000 is due principally to provisions of $123,000 for non-marketable investments included in other assets and increases in legal and accounting fees offset by decreases in various other administrative expenses.

PART II - OTHER INFORMATION
-------   -----------------

Item 1. - Legal Proceedings
-------   -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")
-------------------------------------------------------------------

     In January, 1988, an inactive subsidiary of the Company, TAPI, was notified by environmental regulators in Texas ("Texas Regulators") that it was a potentially responsible party ("PRP") in connection with a hazardous waste site in the state. TAPI advised the Texas Regulators that TAPI had no assets and could not conduct a remedial investigation of the site. Based on information and belief, the Company understands a remedial action has been developed to stabilize any contaminants. The Company does not believe it has any liability in connection with this environmental matter.

     In May 2001, the State of Texas notified TAPI and a group of other potentially responsible parties ("PRP's") that the State of Texas incurred costs for remedial investigation, feasibility studies and remedial design at an allegedly contaminated site in Texas known as the Sonics International Superfund Site, and that it would join TAPI and the other PRP's as parties to a pending lawsuit in the state courts of Texas to recover its costs and attorney's fees, which are alleged to be approximately $203,000. In July 2001, the State of Texas served the complaint State of Texas v. Sonics International, Inc. et al, GV002838, Travis County, Texas District Court, by serving the Secretary of State. Due to the uncertainty and cost of litigation, TAPI and the Company agreed to a proposed settlement with the other PRP's, in which TAPI and the Company paid approximately $17,000 towards an overall settlement with the State of Texas even while denying liability. This settlement agreement with the other PRP's became effective on September 26, 2001. TAPI and the Company, as well as the participating PRP's executed a written settlement agreement with the State of Texas and received a release and contribution protection from the State of Texas.

Item 4. - Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 6, 2001. Management's nominees, Messrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang, M. Michael Witte, and Qun Yi Zheng, were elected to the Board of Directors.

     The following is a tabulation for all nominees:

                                  For                    Withheld
                               --------                  --------

       Paul O. Koether         975,548                       -
       Mathew E. Hoffman       975,548                       -
       Casey K. Tjang          975,548                       -
       M. Michael Witte        975,548                       -
       Qun Yi Zheng            975,548                       -

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

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


                                             KENT FINANCIAL SERVICES, INC.




Dated: November 13, 2001                     By: /s/ John W. Galuchie, Jr.
                                                 --------------------------
                                                 John W. Galuchie, Jr.
                                                 Executive Vice President