Form 10KSB
period 2001-12-31
KENT FINANCIAL SERVICES INC
filed 2002-04-01
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2001

[ ]      Transition Report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from _________________ to _________________.

                          Commission file number 1-7986
                                                 ------

                          KENT FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
                 (Name of small business issuer in its charter)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for the fiscal year ended December 31, 2001 were approximately $2.9 million.

     At February 28, 2002, there were 1,688,769 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by NASDAQ, was approximately $3.4 million.

     Transitional   Small   Business   Disclosure   Format  Yes    No X
                                                               ---   ---

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

General
-------

     The principal business of Kent Financial Services, Inc. (the "Company" or "Kent") is the operation of its wholly-owned subsidiary, T.R. Winston & Company, Inc. ("Winston"), a securities broker-dealer licensed in all states (except Alaska) and the District of Columbia. Winston is a member of the National
Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation. All clearing arrangements for Winston are conducted pursuant to an agreement with Bear, Stearns Securities Corporation, an unrelated major broker-dealer that is a member of the New York Stock Exchange, Inc. Winston conducts various activities customary for broker-dealers of comparable size including buying and selling securities for customer accounts, trading securities in the over-the-counter market and providing various corporate finance services including underwritings, private placements, mergers, acquisitions and similar transactions. Winston has two offices in New Jersey, and one office in each of California, Texas and New Hampshire. As of December 31, 2001, Winston's equity capital was $335,000, all of which was advanced by Kent or generated by Winston's earnings. Winston had regulatory net capital at that same date, pursuant to the provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, of $288,000, which was $188,000 in excess of the required minimum net capital. Winston is exempt from the customer protection provisions of Rule 15c3-3 (the "Rule") under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the Rule.

     The Company also invests through Asset Value Fund Limited Partnership ("AVF"), which was originally founded in 1991 to provide investment advisory and management services and was funded at inception with $5 million. As of December 31, 2001, the equity capital of AVF was approximately $10.8 million. Currently AVF is wholly-owned by the Company. AVF primarily invests in a limited number of publicly traded portfolio companies, the securities of which are considered undervalued by AVF's management. As of December 31, 2001, AVF held 10 equity investments, of which five consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns approximately 40% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 23% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; 9% of Star Buffet, Inc., a company engaged in the restaurant industry; and 5% of GolfRounds.com, Inc., an internet content provider.

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

Employees
---------

     As of December 31, 2001, the Company and its subsidiaries employed 18 people of whom 15 are registered with the NASD.

Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

Corporate and Branch Offices
----------------------------

     The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The office building is collateral for a mortgage loan with a balance of approximately $681,000 at December 31, 2001, bearing interest on that date at the rate of 7.875% per annum. The mortgage loan is payable to a bank in equal monthly payments of $5,345 including interest, through November 2024.

     Effective February 1, 1999, an affiliate entered into an extension of a lease agreement with the Company for office space for a five-year period. The Company's aggregate rental income from this arrangement was $43,000 in each of the years ended 2001 and 2000. Winston leases space for its Los Angeles office from its clearing broker-dealer.

Item 3.  LEGAL PROCEEDINGS
         -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")
--------------------------------------------------------------------

     In January, 1988, an inactive subsidiary of the Company, TAPI, was notified by environmental regulators in Texas ("Texas Regulators") that it was a potentially responsible party ("PRP") in connection with a hazardous waste site in the state. TAPI advised the Texas Regulators that TAPI had no assets and could not conduct a remedial investigation of the site. Based on information and belief, the Company understands a remedial action has been developed to stabalize any contaminants. The Company does not believe it has any liability in connection with this environmental matter.

     In May 2001, the State of Texas notified TAPI and a group of other potentially responsible parties ("PRP's") that the State of Texas incurred costs for remedial investigation, feasibility studies and remedial design at an allegedly contaminated site in Texas known as the Sonics International Superfund Site, and that it would join TAPI and the other PRP's as parties to a pending lawsuit in the state courts of Texas to recover its costs and attorney's fees, which are alleged to be approximately $203,000. In July 2001, the State of Texas served the complaint State of Texas v. Sonics International, Inc. et al, GV002838, Travis County, Texas District Court, by serving the Secretary of State. Due to the uncertainty and cost of litigation, TAPI and the Company agreed to a settlement with the other PRP's, in which TAPI and the Company paid approximately $17,000 towards an overall settlement with the State of Texas even while denying liability. This settlement agreement with the other PRP's became effective on September 26, 2001. TAPI and the Company, as well as the participating PRP's executed a written settlement agreement with the State of Texas and received a release and contribution protection from the State of Texas.

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

                                          High                      Low
                                         ------                   -------
Calendar Quarter:

     2001
     ----

     First Quarter                       $ 4.50                  $ 3.25
     Second Quarter                      $ 4.35                  $ 3.0625
     Third Quarter                       $ 4.50                  $ 3.76
     Fourth Quarter                      $ 4.65                  $ 3.52

     2000
     ----

     First Quarter                       $ 5.6875                $ 3.6875
     Second Quarter                      $ 4.625                 $ 4.00
     Third Quarter                       $ 4.9375                $ 4.0625
     Fourth Quarter                      $ 4.4375                $ 3.50


     As of February 28, 2002, the Company had approximately 1,850 stockholders of record of its common stock. The closing price of the common stock was $4.74 on February 28, 2002.

     The Company did not pay dividends in 2001 or 2000 and does not anticipate paying dividends in the foreseeable future.


Item 6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
           ---------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------


Liquidity and Capital Resources
-------------------------------

     At December 31, 2001, the Company had consolidated cash and cash equivalents of approximately $3.6 million. The cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less, with yields ranging from 1.77% to 2.24%. The Company had securities owned valued at approximately $7.6 million at December 31, 2001. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. The Company's mortgage note payable on its headquarters facility had a remaining principal amount of approximately $681,000 at December 31, 2001. The loan currently bears interest at the rate of 7.875% with principal payments amortized over twenty-five years. The loan matures in November 2024. The Company believes that its liquidity is adequate for future operations.

     Net cash of approximately $150,000 was provided by operations in 2001, compared to net cash provided by operations of approximately $319,000 in 2000. The principal reasons for the decrease was the change in the value of securities owned at year end in 2001 compared to 2000 offset by the increase in unrealized gains on securities owned and the increase in the net receivable from the clearing broker. Unrealized gains and losses are included in consolidated operations, but do not utilize or generate cash flows.

     During 2001, the Company repurchased 93,991 shares of its common stock for an aggregate cost of approximately $378,000. In 2000, the Company repurchased 138,554 shares for an aggregate cost of approximately $579,000. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares.

Results of Operations
---------------------

     The Company had a net loss in 2001 of $701,000, or $.41 basic and fully diluted loss per share, compared to a net loss of $357,000, or $.19 basic and fully diluted earnings per share, in 2000. Total brokerage revenue, which consisted of commissions and principal trading transactions was approximately $1.8 million in 2001, a decrease of approximately $2 million from 2000 total brokerage revenue of $3.8 million. Brokerage expenses (including all fixed and variable expenses) decreased by $1.2 million, from $2.5 million in 2000 to $1.3 million in 2001. The decrease in total brokerage income, total brokerage expense and net brokerage income for 2001 compared to 2000 was due to decreased activity by the brokers employed at Winston, which was consistent with the activity in the equity markets in general. While the events of September 11, 2001 did not have a direct impact on the Company, they have contributed to the volatility in the equity markets and the sluggishness of the overall economy.

     Net investing gains were $309,000 in 2001, an increase of $1 million from the net investing losses in 2000 of $721,000. This fluctuation is principally the result of an increase in the carrying value of selected investments in the investment portfolio.

     Affiliates of the Company pay an administrative fee of $15,200 per month for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

     Interest,   dividends  and  other  income  totaled  $699,000  in  2001  and
$1,018,000 in 2000. The decrease was primarily the result of lower interest rates on lower invested balances of the Company's cash equivalents.

     In 2000, Winston recovered approximately $257,000 as a plaintiff in the NASDAQ Market-Makers Antitrust Litigation which alleged that certain defendants conspired to fix spreads in the purchase and sale of securities which damaged Winston.

     General and administrative expenses were $2 million in 2001, an increase of approximately $200,000 from the $1.8 million recorded in 2000. This increase in general and administrative expense was principally the result of write-offs amounting to $150,000 and $20,000 for non-marketable investments and goodwill, respectively included in other assets.

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

     The fair value of securities owned at December 31, 2001 was approximately $7.6 million for its long positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $760,000 loss for its long positions as of December 31, 2001. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its trading accounts with its clearing broker, which are classified as cash equivalents and receivable from clearing broker, respectively, in the consolidated financial statements.

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

Item 7.   FINANCIAL STATEMENTS
          --------------------

         The financial statements filed herein are listed below:

         Independent Auditors' Reports

         Financial Statements:

                  Consolidated Balance Sheet - December 31, 2001

                  Consolidated Statements of Operations -
                           Years ended December 31, 2001 and 2000

                  Consolidated Statements of Stockholders' Equity -
                           Years ended December 31, 2001 and 2000

                  Consolidated Statements of Cash Flows -
                           Years ended December 31, 2001 and 2000

                  Notes to Consolidated Financial Statements -
                           Years ended December 31, 2001 and 2000

                         Amper, Politziner & Mattia P.A.









                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.







/s/ Amper, Politziner & Mattia P.A.
February 28, 2002
Edison, New Jersey

                             Deloitte & Touche LLP






                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for Kent Financial Services, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kent Financial Services, Inc. and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.







/s/ Deloitte & Touche LLP
March 16, 2001
New York, New York

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 ($000 Omitted)


                                                               December 31,
                                                                   2001
                                                               ------------
Assets
------

Cash and cash equivalents                                         $ 3,570
Securities owned                                                    7,570
Receivable from clearing broker                                       209

Property and equipment:
  Land and building                                                 1,447
  Office furniture and equipment                                      278
                                                                  -------
                                                                    1,725
  Accumulated depreciation                                       (    665)
                                                                  -------
     Net property and equipment                                     1,060
Other assets                                                           33
                                                                  -------
         Total assets                                             $12,442
                                                                  =======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
  Securities sold, not yet purchased                              $     1
  Accounts payable                                                     32
  Accrued expenses                                                    943
  Mortgage payable                                                    681
  Accrual for previously discontinued operations                      211
                                                                  -------
         Total liabilities                                          1,868
                                                                  -------

Contingent liabilities (Note 4)

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                      -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  1,688,807 shares outstanding                                        169
Additional paid-in capital                                         13,727
Accumulated deficit                                              (  3,322)
                                                                  -------
         Total stockholders' equity                                10,574
                                                                  -------
         Total liabilities and stockholders' equity               $12,442
                                                                  =======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      ($000 Omitted, except per share data)


                                                      Year ended December 31,
                                                     -------------------------
                                                       2001             2000
                                                     --------         --------

Revenues:
   Brokerage commissions and fees                     $ 1,392         $ 1,806
   Principal transactions:
      Trading                                             363           1,958
      Investing gains (losses)                            309        (    721)
   Management fee income                                  184             180
   Litigation settlement                                    -             257
   Interest, dividends and other                          699           1,018
                                                      -------         -------
              Total revenues                            2,947           4,498
                                                      -------         -------

Expenses:
   Brokerage                                            1,294           2,539
   General, administrative and other                    1,999           1,827
   Interest                                               352             462
                                                      -------         -------
              Total expenses                            3,645           4,828
                                                      -------         -------

Loss before income taxes                             (    698)       (    330)
Provision  for income taxes                                 3              27
                                                      -------         -------
Net loss                                             ($   701)       ($   357)
                                                      =======         =======

Basic and diluted net loss per common share          ($   .41)       ($   .19)
                                                      =======         =======

Weighted average number of common shares
  outstanding (in 000's)                                1,728           1,849
                                                      =======         =======

















          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 ($000 Omitted)




                                                        Additional                                 Total
                                        Common           Paid-In            Accumulated         Stockholders'
                                         Stock           Capital              Deficit              Equity
                                        ------         -----------          ----------          ------------



Balance, December 31, 1999              $  190           $14,615            ($ 2,264)             $ 12,541

Issuance of common stock                     2                45                   -                    47

Repurchase and cancellation
  of common stock                      (    14)          (   565)                  -              (    579)

Net loss                                     -                 -            (    357)             (    357)
                                        ------           -------             -------               -------

Balance, December 31, 2000                 178            14,095            (  2,621)               11,652

Repurchase and cancellation
  of common stock                      (     9)          (   368)                  -              (    377)

Net loss                                     -                 -            (    701)             (    701)
                                        ------           -------             -------               -------

Balance, December 31, 2001              $  169           $13,727            ($ 3,322)              $10,574
                                        ======           =======             =======               =======














          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ($000 Omitted)

                                                                Year Ended December 31,
                                                                -----------------------
                                                                 2001             2000
                                                                ------           ------
Cash flows from operating activities:
    Net loss                                                  ($   701)         ($   357)
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                               50                77
        Unrealized (gains) losses on securities owned         (    363)              780
    Change in operating assets and liabilities:
        Change in securities                                     1,027          (    720)
        Change in net receivable from clearing broker              170               692
        Change in accounts payable and accrued expenses       (    189)         (    252)
        Change in income taxes payable                        (     14)               21
        Other, net                                                 170                78
                                                               -------           -------
        Net cash provided by operating activities                  150               319
                                                               -------           -------

Cash flows from investing activities -
    Purchase of equipment                                     (      5)         (      8)
                                                               -------           -------

Cash flows from financing activities:
    Repurchase of common stock                                (    378)         (    579)
    Issuance of common stock                                         -                47
    Payments on loan                                          (      9)         (     10)
                                                               -------           -------
        Net cash used in financing activities                 (    387)         (    542)
                                                               -------           -------

Net decrease in cash and cash equivalents                     (    242)         (    231)
Cash and cash equivalents at beginning of period                 3,812             4,043
                                                               -------           -------
Cash and cash equivalents at end of period                     $ 3,570           $ 3,812
                                                               =======           =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest                                               $   352           $   462
                                                               =======           =======
        Taxes                                                  $    18           $     5
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the "Company" or "Kent") and its wholly-owned subsidiaries, Kent Advisors, Inc., T.R. Winston & Company, Inc. ("Winston"), Texas American
Petrochemicals, Inc. ("TAPI") and Asset Value Management, Inc. and its respective subsidiaries, Asset Value Fund Limited Partnership ("AVF"), a limited partnership, and Asset Value Holdings, Inc. TAPI is inactive. All material intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
----------------

The Company considers as cash equivalents all short-term investments which are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist entirely of U. S. Treasury Bills that matured through March 2002 and were reinvested for an additional 90 days. All cash and cash equivalents are on deposit either with a major money center bank or with the clearing broker.

Securities Owned
----------------

Securities owned are recorded on a trade date basis and are valued at fair value.

The Company takes proprietary trading securities positions to satisfy customer demand for Nasdaq market and over-the-counter securities. Realized and unrealized gains and losses from holding proprietary trading positions for resale to customers are included in principal transaction trading revenues. The Company also holds from time to time principal investment securities which are recorded at quoted market prices or at fair value as determined by management based on other relevant factors. The net change in market or fair value of investment securities owned is included in principal transactions investing gains. Substantially all securities are owned by AVF and consist of equity securities valued at market value.

Property and Equipment
----------------------

The Company records all property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets generally ranging from two to thirty-nine years.

Fair Value of Financial Instruments
-----------------------------------

Substantially all assets and liabilities are stated at fair value or at amounts which approximate fair value.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. SECURITIES BROKERAGE BUSINESS
   -----------------------------

The Company's business is comprised principally of the operation of Winston and the management of AVF. Winston is a licensed securities broker-dealer in all states (except Alaska) and the District of Columbia and is a member of the National Association of Securities Dealers, and the Securities Investor Protection Corporation. Winston conducts retail securities brokerage, trading and investment banking activities. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer, Bear, Stearns Securities Corporation, pursuant to a clearing agreement.

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934 ("1934 Act"), Winston is required to maintain minimum net capital, as defined, of $100,000. At December 31, 2001, Winston had net capital, as defined, of $288,000 which was $188,000 in excess of the required minimum.

Winston is exempt from the customer protection provisions of Rule 15c3-3 under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the Rule.

AVF is an investment partnership whose primary purpose is to make investments in a limited number of companies whose securities are considered undervalued by the partnership's management.

3. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
   -------------------------------------------------------

Securities owned and securities sold not yet purchased as of December 31, 2001, consisting of proprietary trading positions held for resale to customers and portfolio positions (equity securities) held for capital appreciation consist of the following (in 000's):



                                                                                     Sold,
                                                                                    Not Yet
                                                                      Owned        Purchased
                                                                      -----        ---------

           Marketable equity securities
                Portfolio Positions of Greater
                  than 5% of outstanding common stock:
                       Cortech, Inc. (1,495,500 shares)             $ 5,384          $     -
                       Gish Biomedical, Inc. (590,400 shares)           401                -
                       Golf Rounds.com, Inc. (189,600 shares)           114                -
                       General Devices, Inc. (316,558 shares)            63                -
                       Star Buffet, Inc. (289,000 shares)               676                -
                All other portfolio positions                           913                -
                Held for resale to customers                             19                1
                                                                    -------           ------
           Aggregate market                                         $ 7,570           $    1
                                                                    =======           ======


4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

Leases
------

The Company leases certain office space for a monthly rental of approximately $7,350, however, this lease is cancelable with 90 days notice. Future minimum rental requirements under the terms of this lease are approximately $22,050 for 2002.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Winston subleases part of its premises at one location to several subtenants under sublease terms substantially equivalent to Winston's lease agreement. Rental income under these agreements in 2001 and 2000 was approximately $47,000 and $42,000, respectively.

Aggregate net rent expense for the years ended December 31, 2001 and 2000 was approximately $43,000 and $53,000, respectively.

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

In 2000, Winston recovered approximately $257,000 as a plaintiff in the NASDAQ Market-Makers Antitrust Litigation which alleged that certain defendants conspired to fix spreads in the purchase and sale of securities which damaged Winston.

5. INCOME TAXES
   ------------

The components of income tax expense are as follows:

                                                           ($000 Omitted)
                                                       Year Ended December 31,
                                                       -----------------------
                                                        2001             2000
                                                       ------           ------

         Federal-Current                                $   -            $   3
         State-Current                                      3               24
         Deferred                                           -                -
                                                        -----            -----

           Total                                        $   3            $  27
                                                        =====            =====

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total income tax expense for the years ended December 31, 2001 and 2000 is different from the amount computed by multiplying total earnings (loss) before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                           ($000 Omitted)
                                                       Year Ended December 31,
                                                       -----------------------
                                                        2001             2000
                                                       ------           ------

Income tax expense computed at
   statutory rates on total earnings (loss)
      before income taxes                             ($  237)         ($  112)

Increase (decrease) in tax from:
   State income tax, net of Federal benefit                 2               16
   Change in estimate of net operating losses             179                -
   Expiration of General Business Credits
      and state net operating loss carryforwards            -            1,061
   Increase (decrease) in valuation allowance              74          (   945)
   Other, net                                         (    15)               7
                                                       ------           ------
      Total tax expense                                $    3           $   27
                                                       ======           ======


The tax effects of significant items comprising the Company's net deferred tax asset at December 31, 2001 are as follows:

                                                                ($000 Omitted)
                                                                --------------

      Deferred tax assets:
               Operating loss carryforwards                         $ 2,846
               Alternative minimum tax credit carryforward              958
               Mark-to-market valuation adjustments                     241
               Deferred Compensation                                    159
               Other                                                     79
                                                                    -------
                                                                      4,283
      Valuation allowance                                          (  4,283)
                                                                    -------
      Net deferred tax asset                                        $     -
                                                                    =======

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 2001, the valuation allowance increased by $74,000, principally as a result of the generation of new deferred tax liabilities.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant carryforward balances for Federal income tax purposes as of December 31, 2001 are: ($000 omitted)

                                                                    Expiration
                                                   Amount             Years
                                                 -----------       ------------

         Net operating loss                       $ 7,716           2006-2021
         Alternative minimum tax credit           $   958                 N/A

6. MORTGAGE PAYABLE
   ----------------

The mortgage loan is collateralized by the Company's headquarters facility and bears interest at the rate of 7.875%. The mortgage loan is payable in equal monthly installments of $5,345 including interest, through November 2024.

Scheduled maturities for years ending December 31, are as follows (in $000):

                            YEAR             MATURITY
                            ----             --------
                            2002              $ 10
                            2003                10
                            2004                10
                            2005                10
                            2006                10
                      Thereafter               631
                                             -----
                                             $ 681
                                             =====

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

In February 2000 the Board of Directors approved a new plan to repurchase up to an additional 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations("2000 Plan"). During 2001, all shares had been acquired under the 2000 Plan and have been canceled and returned to the status of authorized but unissued shares.

In March 2001, the Board of Directors approved a plan to repurchase up to an additional 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). As of December 31, 2001 8,380 shares under the 2001 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Common Stock Options
--------------------

The Non-Qualified Stock Option Plan adopted by the stockholders of the Company in 1987 provides for a maximum of 133,332 shares of common stock of the Company to be issued to key executives, including officers and directors of the Company, at the discretion of the Board of Directors. Options under this plan expire five years from the date of grant and are exercisable as to one-half of the shares on the date of grant and, as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors at the time of grant. No options are outstanding at December 31, 2001.

The following table summarizes option transactions under this plan:

                                                                      Average
                                                      Shares           Price
                                                      ------         ---------

         Options outstanding at December 31, 1999     42,000          $2.25000
         Options exercised in 2000                   (21,000)          2.25000
         Options forfeited in 2000                   (21,000)          2.25000
                                                      ------
         Options outstanding at December 31, 2000
            and 2001                                       -
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

In September 1999, the Company entered into an employment agreement with the Company's Executive Vice President for a three-year term commencing September, 1999 at an annual salary of $180,000 (adjusted to $190,000 in December 2000). All other terms and conditions are identical to that of the Chairman's agreement except that long term disability payments are equal to 70% of the base salary.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The Company is accruing the present value of the contingent payments under these agreements. Included is accrued expenses at December 31. 2001 is approximately $399,000 related to this liability.

9. PREVIOUSLY DISCONTINUED OPERATIONS
   ----------------------------------

In January, 1988, an inactive subsidiary of the Company, TAPI, was notified by environmental regulators in Texas ("Texas Regulators") that it was a potentially responsible party ("PRP") in connection with a hazardous waste site in the state. TAPI advised the Texas Regulators that TAPI had no assets and could not conduct a remedial investigation of the site. Based on information and belief, the Company understands a remedial action has been developed to stabalize any contaminants. The Company does not believe it has any liability in connection with this environmental matter.

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

In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI. In the fourth quarter of 1994, TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 per year in 1995 through 2001. The Company is required to make a final payment of $45,000 in the year 2002. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The liability had been accrued for in prior years as part of discontinued operations.

10. TRANSACTIONS WITH RELATED PARTIES
    ---------------------------------

Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 2001 and 2000. Natalie I. Koether, wife of the Chairman and President of the Company is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 2001 and 2000 were approximately $47,000 and $39,000, respectively. Mrs. Koether

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES received $150,000 in each of 2001 and 2000 as an employee. She received no compensation from R&C related to fees charged to the Company for her time. The payable to R&C at December 31, 2001 was approximately $24,000.

Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 2001 and 2000.

The Company reimburses an affiliate for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $160,000 and $187,000 during 2001 and 2000, respectively.

Eligible employees can elect to participate in the Company's qualified 401(k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($10,500 in 2001 and 2000). The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There was no employer matching contribution in 2001 or 2000.

11. OFF-BALANCE SHEET RISK
    ----------------------

The Company is engaged in various trading and brokerage activities, on an agency and principal basis. The Company's exposure to off-balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill their obligations arising from a transaction.

Winston conducts its business on a fully disclosed basis with one clearing broker, Bear, Stearns Securities Corp., on behalf of its customers and for its own proprietary accounts, pursuant to a clearance agreement. At December 31, 2001, substantially all of the securities owned and the total receivable from clearing broker are positions with and amounts due from this clearing broker. The Company is subject to credit risk should the clearing broker be unable to pay this balance.

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

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------



     On December 4, 2001 the Board of Directors of the Company retained Amper, Politziner & Mattia, P.A., Certified Public Accountants, as its certifying accountant for the fiscal year ended December 31, 2001, dismissing Deloitte & Touche LLP.

     No report on the financial statements of the Company issued by Deloitte & Touche during the last two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through December 4, 2001, between Deloitte & Touche and the Company concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved would have required Deloitte & Touche to make reference to the subject matter thereof in connection with its report. During the last two fiscal years and through December 4, 2001, none of the events listed in items (1) through (3) of Item 304(b) of Regulation S-K have occurred; and during such period the Company has not consulted with Amper, Politziner & Mattia concerning any matter referred to under paragraphs (i) or (ii) of Item 304(a) (2) of Regulation 8-K.

                                      II-5

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

     The members of the current Board of Directors were elected at the 2001 Annual Meeting and will serve until the next Annual Meeting or until their successors have been elected and qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 28, 2002 were as follows:

              Name                        Age           Position Held
              ----                        ---           -------------

         Paul O. Koether                  65            Chairman, Director and
                                                        President

         Mathew E. Hoffman                48            Director

         Casey K. Tjang                   63            Director

         M. Michael Witte                 75            Director

         Qun Yi Zheng                     44            Director

         John W. Galuchie, Jr.            49            Executive Vice President
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


                                     III-1

     Mathew E. Hoffman. Since January 1997, he has been head of the litigation department of Todtman, Nachamie, Spizz & Johns, P.C. From May 1994 until January 1997 Mr. Hoffman was head of the litigation department of the law firm of Rosen & Reade. His articles have been published in the United States, Europe and Japan.

     Casey K. Tjang. Since August 2000, he has been Executive Vice President Finance with Knowledgewindow, Inc., an e-learning provider of internet training. From December 1995, until August 2000, with Leading Edge Packaging, Inc., a marketing, wholesaler and distribution company of consumer product packagings in the following capacities: director and secretary since December 1995; Chief Financial Officer since September 1996 and President since September 1998. On August 16, 2000 Leading Edge Packaging, Inc., filed a Chapter XI petition and on November 21, 2000, converted to Chapter VII under the United States Bankruptcy Code.

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

     Qun Yi Zheng, Ph.D. Since March 1996, he has been Executive Vice President and Director of Science and Technology at Pure World Botanicals, Inc. From January 1995 to March 1996 he was Technical Manager at Hauser Nutraceuticals, a division of Hauser Chemicals, Inc., a manufacturer and distributor of nutraceuticals. Dr. Zheng has been a director of Cortech since August 2000.

     John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Executive Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (ii) Winston, as President and Treasurer since January 1990 and a director since September 1989; (iii) Pure World, as Executive Vice President from April 1988 until October 2001; (iv) Cortech as President and director since September 1998; (v) since September 1999 a director of Gish Biomedical, Inc. a medical device manufacturer and since March 2000, Chairman; and (vi) General Devices, Inc., as Chairman, President and director since September 2000, a company seeking an operating business. Mr. Galuchie also served as a director of HealthRite, Inc., a nutritional products company, from December 1998 to June 1999; served as a director of NorthCorp Realty Advisors, Inc., a real estate asset manager, from June 1992 until August 1996; and served as Vice President, Treasurer and a director from July 1992 to January 2000 of Golf Rounds.

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

                                     III-2

          Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2001.

     Item 10. EXECUTIVE COMPENSATION
              ----------------------

          There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, 2000 and 1999, for those persons who were, at December 31, 2001 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").


                           Summary Compensation Table

                                                                          Long-Term
Name and Principal                    Annual Compensation(1)(2)          Compensation        Other
Officer                           ----------------------------------    --------------    -----------
                         Year     Salary       Bonus        Other(3)     Options(#)

Paul O. Koether          2001     $240,000     $      -     $104,699         -                 -
Chairman, Presi-         2000     $203,333     $ 25,000     $155,814         -                 -
dent and Chief           1999     $200,000     $      -     $200,471         -                 -
Executive Officer


John W. Galuchie, Jr.    2001     $190,352     $      -     $    152         -                 -
Executive Vice Presi-    2000     $180,833     $ 12,500     $  1,203         -                 -
dent and Treasurer       1999     $175,833     $      -     $    412         -                 -

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

          There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 2001, 2000 and 1999 to the Named Officers. All activity in the Plan was completed as of December 31, 2000 and there were no outstanding options as of December 31, 2001.

     Remuneration of Directors
     -------------------------

          Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings. During 2001, the Company paid directors' fees in the aggregate amount of approximately $52,000.

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

     In September 1999, the Company entered into an Employment Agreement with the Company's Executive Vice President, John W. Galuchie, Jr., for a three-year term commencing September, 1999 at an annual salary of $180,000 (changed to $190,000 in December 2000). All other terms and conditions of Mr. Galuchie's


                                     III-4
employment agreement are identical to Mr. Koether's agreement except that long term disability payments are equal to 70% of his base salary in effect at the time of disability and such payments continue until Mr. Galuchie attains the age of 65.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 2002 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

                                       Amount and Nature
 Name and Address                        of Beneficial             Percent of
of Beneficial Owner                       Ownership(1)                Class
-------------------                 -----------------------        ----------

Paul O. Koether                           943,608(2)                 55.87%
 211 Pennbrook Road
 Far Hills, NJ 07931

Shamrock Associates                       850,000                    50.33%
 211 Pennbrook Road
 Far Hills, NJ 07931

Tweedy, Brown Company, LLC                138,766(3)                  8.22%
 52 Vanderbilt Avenue
 8th Floor
 New York, NY 10017

Dimensional Fund Advisors, Inc.            85,480(4)                  5.06%
 1299 Ocean Avenue 11th Floor
 Santa Monica, CA 90401

M. Michael Witte                                -                        -
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Casey K. Tjang                              6,000                        *
 510 Tallwood Lane
 Greenbrook, NJ 08812

Mathew E. Hoffman                           7,000                        *
 62 Rosehill Avenue
 New Rochelle, NY 10804

John W. Galuchie, Jr.                      48,332(5)                  2.86%
 376 Main Street
 Bedminster, NJ 07921

Qun Yi Zheng                                    -                        -
 375 Huyler Street
 South Hackensack, NJ 07606

All Directors and Officers                976,608                    57.83%
 as a Group (6 persons)
-----------------------------------------
*Less than 1 percent.

                                     III-5

     (1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below.

     (2) Includes the 850,000 Shares beneficially owned by Shamrock Associates ("Shamrock"). As a general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 28,332 shares owned by Sun Equities Corporation ("Sun"), a private corporation of which Mr. Koether is the Chairman and a principal stockholder. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

     (3) According to Schedule 13G filed on January 28, 2002 by Tweedy, Brown Company, LLC, TBK Partners, L.P. and Vanderbilt Partners, L.P.

     (4) According to Schedule 13G filed on January 30, 2002 by Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, that furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the issuer described in this schedule are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

     (5) Includes 28,332 Shares owned by Sun, a private corporation of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Rosenman & Colin LLP ("R&C") performed legal work for the Company and its affiliates in 2001 and 2000. Natalie I. Koether, wife of the Chairman and President of the Company, is of counsel to R&C and also employed by the Company. Aggregate fees and expenses billed by R&C to the Company and its subsidiaries in 2001 and 2000 were approximately $47,000 and $39,000, respectively. Mrs. Koether received $150,000 in both 2001 and 2000, respectively, as an employee. She received no compensation from R&C related to fees charged to the Company for her time. The payable to R&C at December 31, 2001 was approximately $24,000.

     Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 2001 and 2000.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $160,000 and $187,000 during 2001 and 2000, respectively.

     Eligible employees can elect to participate in the Company's  qualified 401
(k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($10,500 in 2001 and 2000). The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There was no employer matching contribution in 2001 or 2000.

                                     III-6

                                     PART IV


Item 13.          EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

     The following exhibits are filed as part of this report:

(a) Exhibits

          3.1         Bylaws of the Registrant, as amended. (l)

          3.2(a) Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock).(2)

          3.2(b)      Certificate of Amendment to Certificate of Incorporation.
                      (3)

          3.2(c) Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

          10.1        1987 Non-Qualified Executive Stock Option Plan. (6)

          10.2 Employment Agreement, dated July 1, 2001 by and between Kent Financial Services, Inc. and Paul O. Koether. (7)

          10.3 Employment Agreement, dated July 1, 2001 by and between Kent Financial Services, Inc., and John W.Galuchie, Jr.(7)

          21          Subsidiaries*



(b) Reports on Form 8-K
    -------------------

               On December 4, 2001 the Company filed a Form 8-K in connection with a change in Auditors to Amper, Politziner & Mattia, P.A. for the fiscal year end December 31, 2001.

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

(6) Incorporated by reference to Texas American Energy Corporation Proxy Statement dated November 11, 1987.

(7) Incorporated by reference to Kent Financial Services, Inc., Form 10-QSB for the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KENT FINANCIAL SERVICES, INC.


Dated:  March 28, 2002               BY       /s/ Paul O. Koether
                                              ----------------------------------
                                              Paul O. Koether
                                              Chairman of the Board, President
                                              and Director
                                              (Principal Executive Officer)



Dated:  March 28, 2002               BY       /s/ John W. Galuchie, Jr.
                                              ----------------------------------
                                              John W. Galuchie, Jr.
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 28, 2002                        /s/ Paul O. Koether
                                              ----------------------------------
                                              Paul O. Koether
                                              Chairman of the Board,
                                              President and Director
                                              (Principal Executive Officer)


Dated:  March 28, 2002                        /s/ Mathew E. Hoffman
                                              ----------------------------------
                                              Mathew E. Hoffman
                                              Director


Dated:  March 28, 2002                        /s/ Casey K. Tjang
                                              ----------------------------------
                                              Casey K. Tjang
                                              Director

Dated:  March 28, 2002                        /s/ M. Michael Witte
                                              ----------------------------------
                                              M. Michael Witte
                                              Director

Dated:  March 28, 2002                        /s/ Qun Yi Zheng
                                              ----------------------------------
                                              Qun Yi Zheng
                                              Director

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