Form 10QSB
period 2002-03-31
KENT FINANCIAL SERVICES INC
filed 2002-05-06
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2002
                                     --------------

                                       OR

[ ]  TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                          Kent Financial Services, Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                     75-1695953
            --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-0078
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 2002, the issuer had 1,677,435 shares of its common stock, par value $.10 per share, outstanding.

           Transitional Small Business Disclosure Format (check one).
                                 Yes     No  X
                                     ---    ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    --------------------


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                                  March 31,
                                                                    2002
                                                                    ----
Assets
------

Cash and cash equivalents                                         $  3,426
Securities owned                                                     7,616
Receivable from clearing broker                                         88
Property and equipment:
  Land and building                                                  1,447
  Office furniture and equipment                                       278
                                                                  --------
                                                                     1,725
  Accumulated depreciation                                       (     675)
                                                                  --------
  Net property and equipment                                         1,050
                                                                  --------
Other assets                                                            34
                                                                  --------
    Total assets                                                  $ 12,214
                                                                  ========

Liabilities and Stockholders' Equity
------------------------------------


Liabilities:

Securities sold, not yet purchased                                $      4
Accounts payable and accrued expenses                                1,177
Mortgage payable                                                       678
Accrual for previously discontinued operations                         211
                                                                  --------
    Total liabilities                                                2,070
                                                                  --------

Contingent liabilities

Stockholders' equity:

Preferred stock without par value, 500,000
  shares authorized; none outstanding                                    -
Common stock, $.10 par value, 4,000,000
  shares authorized; 1,688,767 outstanding                             169
Additional paid-in capital                                          13,727
Accumulated deficit                                              (   3,752)
                                                                  --------
    Total stockholders' equity                                      10,144
                                                                  --------
    Total liabilities and stockholders' equity                    $ 12,214
                                                                  ========










     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2002        2001
                                                          ----        ----

Revenues:
  Brokerage commissions                                  $ 204       $ 329
  Principal transactions:
    Trading                                                 69         157
    Investing gains (losses)                            (  257)        554
  Management fee income                                     46          46
  Interest, dividends and other                            216         235
                                                         -----       -----
                                                           278       1,321
                                                         -----       -----

Expenses:
  Brokerage                                                208         343
  General, administrative and other                        427         429
  Interest                                                  70         118
                                                         -----       -----
                                                           705         890
                                                         -----       -----

Earnings (loss) before income taxes                     (  427)        431
Provision for income taxes                                   3           2
                                                         -----       -----
Net earnings (loss)                                     ($ 430)      $ 429
                                                         =====       =====

Basic and diluted net earnings (loss) per
  common share                                          ($ .25)      $ .24
                                                         =====       =====

Weighted average number of common
  shares outstanding (in 000's)                          1,689       1,765
                                                         =====       =====





















     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2002        2001
                                                          ----        ----

Cash flows from operating activities:
  Net earnings (loss)                                  ($  430)     $  429
  Adjustments to reconcile net
    earnings (loss) to net cash used in
    operating activities:
      Depreciation and amortization                         11          14
      Change in unrealized gains (losses) on
        securities owned                                   259     (   617)
  Changes in operating assets and liabilities:
    Change in securities owned                         (   303)    (   163)
    Change in receivable from clearing broker              389         472
    Change in accounts payable and
      accrued expenses                                 (    66)    (   193)
    Other, net                                               -           6
                                                        ------      ------

    Net cash used in operating activities              (   140)    (    52)
                                                        ------      ------

Cash flows used in investing activities-
  Purchase of office equipment                               -     (     4)
                                                        ------      ------

Cash flows from financing activities:
  Purchase of common stock                             (     1)    (   158)
  Payments on debt                                     (     3)    (     3)
                                                        ------      ------
    Net cash used in financing
      activities                                       (     4)    (   161)
                                                        ------      ------

Net decrease in cash and cash equivalents              (   144)    (   217)
Cash and cash equivalents at
  beginning of period                                    3,570       3,812
                                                        ------      ------
Cash and cash equivalents at end of
  period                                                $3,426      $3,595
                                                        ======      ======

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                            $   70      $  118
                                                        ======      ======
    Taxes                                               $    3      $   18
                                                        ======      ======













     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001
                                   (UNAUDITED)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At March 31, 2002, Winston had net capital, as defined, of approximately $253,000, which was approximately $153,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of March 31, 2002, AVF held 9 equity investments, of which six consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns more than 41% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 23% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; 9.2% of Star Buffet, Inc., a company that is engaged in the restaurant industry; 6.6% of Dewey Electronics Corporation, a company engaged in the manufacturing of electronic and electromechanical systems for the military; and 5% of GolfRounds.com, Inc., a non-operating company seeking a new business.


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

     Securities owned and securities sold, not yet purchased as of March 31, 2002, consist of the following (in 000's):

                                                                      Sold,
                                                                     Not Yet
                                                          Owned     Purchased
                                                          -----     ---------
Marketable equity securities:
  Portfolio positions of
    greater than 5% of
      outstanding common stock:
        Cortech, Inc. (1,513,000 shares)                $ 5,280       $     -
        Star Buffet, Inc. (255,000 shares)                  686             -
        Dewey Electronics Corporation (88,500 shares)       355             -
        Gish Biomedical, Inc. (590,400 shares)              241             -
        GolfRounds.com, Inc. (189,600 shares)               129             -
        General Devices, Inc. (316,558 shares)               63             -
  All other portfolio positions                             816             -
  Held for resale to customers                               46             4
                                                        -------       -------
        Fair value                                      $ 7,616       $     4
                                                        =======       =======


     Securities owned which are not valued at listed market prices at March 31, 2002 amounted to $5,713,000.


4.   Income taxes
     ------------

        The components of income tax expense are as follows ($000 Omitted):



                                                  Three Months Ended
                                                        March 31,
                                                  ------------------

                                                   2002        2001
                                                   ----        ----

        Federal - Current                          $  -        $  -
        State - Current                               3           2
        Deferred                                      -           -
                                                   ----        ----

        Total                                      $  3        $  2
                                                   ====        ====

     Total income tax expense for the three months ended March 31, 2002 and 2001 is different from the amounts computed by multiplying total earnings (loss) before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:



                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                          2002        2001
                                                          ----        ----

Income tax expense computed at
  statutory rates on total earnings
    (loss) before income taxes                          ($ 146)      $ 147
Increase (decrease) in tax from:
  Valuation allowance on net operating
    loss carryforward                                      146      (  147)
  State income tax, net of Federal
    Benefit                                                  3           2
                                                         -----       -----

      Total                                              $   3       $   2
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

     In March 2001, the Board of Directors approved a plan to repurchase up to an additional 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). For the three months ended March 31, 2002 the Company repurchased 40 shares and returned these shares to the status of authorized and unissued. These shares were repurchased under the 2001 Plan and the Company can still repurchase approximately 141,500 shares under the 2001 Plan.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            -------------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of approximately $3.4 million and securities owned of approximately $7.6 million at March 31, 2002. Substantially all securities are owned by Asset Value Fund Limited Partnership. Securities carried at fair value of $5,713,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash used in operations was $140,000 in the three months ended March 31, 2002 compared to the net cash used in operations of $52,000 in the comparable period of 2001. Net cash used in operations for the three months ended March 31, 2002 increased from the comparable period in 2001 principally from the decrease in net income in the first quarter of 2002 compared to the first quarter of 2001, offset by the change in unrealized gains (losses) on securities owned over the same periods. Unrealized gains (losses) on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $4,000 and $161,000 in the three month periods ended March 31, 2002 and 2001, respectively, was comprised of the purchase of the Company's common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building. The Company believes that its liquidity is sufficient for future operations.

Results of Operations
---------------------

     The Company had a net loss of $430,000, or $.25 basic and diluted loss per share, for the three months ended March 31, 2002 compared to net income of $429,000 or $.24 basic and diluted earnings per share, for the comparable period in 2001.

     Total brokerage income (consisting of brokerage commissions and trading gains) for the three months ended March 31, 2002 was $273,000, a decrease of $213,000, or 44%, from approximately $486,000 in the comparable 2001 period.
Brokerage expenses (including all fixed and variable expenses) decreased by $135,000, or 39%, from $343,000 in the quarter ended March 31, 2001, to $208,000 for the three months ended March 31, 2002. Net brokerage income was $65,000 for the three months ended March 31, 2002 and $143,000 for the same period in 2001, a decrease of $78,000 or 55%. The decrease in brokerage expense for the quarter ended March 31, 2002 compared to the comparable quarter of 2001 was due to decreased activity by the brokers employed at T.R. Winston & Company, Inc., which was consistent with declines in the equity markets in general.

     Net investing losses were $257,000 for the three months ended March 31, 2002, compared to net investing gains of $554,000 for the comparable period in 2001. The decrease in net investing gains in the three month period ended March 31, 2002 from the comparable period in 2001 was primarily due to declines in the fair value of Cortech, Inc. and Gish Biomedical, Inc. along with decreased level of investment activity.

     Interest, dividends and other income was $216,000 for the three months ended March 31, 2002, compared to $235,000 for the three months ended March 31, 2001 a decrease of $19,000 or 8%. This decrease was a result of a decrease in interest received due to lower invested balances of the Company's cash equivalents and lower yields on investments.

     General, administrative and other expenses were $427,000 and $429,000 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of $2,000.

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

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


                                       KENT FINANCIAL SERVICES, INC.




Dated: May 6, 2002                     By: /s/ John W. Galuchie, Jr.
                                           --------------------------
                                           John W. Galuchie, Jr.
                                           Executive Vice President