Form 10QSB
period 2002-06-30
KENT FINANCIAL SERVICES INC
filed 2002-08-14
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2002
                                     -------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2002, the issuer had 1,669,171 shares of its common stock, par value $.10 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
                                    Yes    No X
                                       ---   ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    --------------------


                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)



                                                                 June 30,
Assets                                                             2002
------                                                             ----

Cash and cash equivalents                                       $  1,471
Securities owned                                                   8,968
Receivable from clearing broker                                      170
Property and equipment:
  Land and building                                                1,447
  Office furniture and equipment                                     279
                                                                --------
                                                                   1,726
  Accumulated depreciation                                     (     685)
                                                                --------
  Net property and equipment                                       1,041
                                                                --------
Other assets                                                          48
                                                                --------
    Total assets                                                $ 11,698
                                                                ========

Liabilities and stockholders' equity
------------------------------------

Liabilities:
Accounts payable and accrued expenses                          $  1,266
Mortgage payable                                                    675
Accrual for previously discontinued operations                      211
                                                               --------
    Total liabilities                                             2,152
                                                               --------

Contingent liabilities

Stockholders' equity:

Preferred stock without par value, 500,000
  shares authorized; none outstanding                                -
Common stock, $.10 par value, 4,000,000
  shares authorized; 1,677,171 outstanding                         168
Additional paid-in capital                                      13,683
Accumulated deficit                                          (   4,305)
                                                              --------
    Total stockholders' equity                                   9,546
                                                              --------
    Total liabilities and stockholders' equity                $ 11,698
                                                              ========










     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                      Three Months Ended
                                                           June 30,
                                                      ------------------
                                                        2002      2001
                                                        ----      ----

Revenues:
  Brokerage commissions                               $  300    $  384
  Principal transactions:
    Trading                                              173        84
    Investing gains (losses)                         (   348)      122
  Management fee income                                   46        46
  Interest, dividends and other                          115       167
                                                      ------    ------
      Total revenues                                     286       803
                                                      ------    ------
Expenses:
  Brokerage                                              316       354
  General, administrative and other                      441       560
  Interest                                                80        96
                                                      ------    ------
      Total expenses                                     837     1,010
                                                      ------    ------

Loss before income taxes                             (   551)  (   207)
Provision for income taxes                                 2         2
                                                      ------    ------
Net loss                                             ($  553)  ($  209)
                                                      ======    ======

Basic and diluted net loss
  per common share                                   ($  .33)  ($  .12)
                                                      ======    ======

Weighted average number of common
  shares outstanding (in 000's)                        1,680     1,737
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                          2002      2001
                                                          ----      ----

Revenues:
  Brokerage commissions                                 $  504    $  713
  Principal transactions:
    Trading                                                242       241
    Investing gains (losses)                           (   605)      676
  Management fee income                                     92        92
  Interest, dividends and other                            331       402
                                                        ------    ------
      Total revenues                                       564     2,124
                                                        ------    ------
Expenses:
  Brokerage                                                524       697
  General, administrative and other                        868       989
  Interest                                                 150       214
                                                        ------    ------
      Total expenses                                     1,542     1,900
                                                        ------    ------

Earnings (loss) before income taxes                    (   978)      224
Provision for income taxes                                   5         3
                                                        ------    ------
Net earnings (loss)                                    ($  983)   $  221
                                                        ======    ======

Basic and diluted net earnings (loss)
    per common share                                   ($  .58)   $  .13
                                                        ======    ======

Weighted average number of common
  shares outstanding (in 000's)                          1,684     1,751
                                                        ======    ======


















     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)
                                                          Six Months Ended
                                                              June 30,
                                                          ----------------
                                                           2002      2001
                                                           ----      ----

Cash flows from operating activities:
  Net earnings (loss)                                   ($  983)   $  221
  Adjustments to reconcile net
    earnings to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                          21        27
      Change in unrealized gains and
        losses on securities owned                          687   (   683)
      Provision for non-marketable investments                -       123
  Change in operating assets and liabilities:
    Change in securities owned                          ( 2,086)    1,135
    Change in receivable from
      clearing broker                                       381   (   117)
    Change in accounts payable and
      accrued expenses                                  (    52)  (   162)
    Other, net                                          (    16)  (    68)
                                                         ------    ------
    Net cash provided by (used in)
      operating activities                              ( 2,048)      476
                                                         ------    ------

Cash flows from investing activities-
  Purchase of property and equipment                    (     1)  (     4)
                                                         ------    ------

Cash flows from financing activities:
  Purchase of common stock                              (    45)  (   272)
  Payments on debt                                      (     5)  (     5)
                                                         ------    ------
    Net cash used in financing
      activities                                        (    50)  (   277)
                                                         ------    ------

Net increase (decrease) in cash and
  cash equivalents                                      ( 2,099)      195
Cash and cash equivalents at
  beginning of period                                     3,570     3,812
                                                         ------    ------
Cash and cash equivalents at end of
  period                                                 $1,471    $4,007
                                                         ======    ======

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                           $  150    $  214
                                                         ======    ======
      Taxes                                              $    5    $   18
                                                         ======    ======






     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


1.      Basis of Presentation
        ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.


2.   Business
     --------

     The Company's business is comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At June 30, 2002, Winston had net capital, as defined, of approximately $283,000, which was approximately $183,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of June 30, 2002, AVF held 16 equity investments, of which six consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns approximately 43% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 33% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; 9% of Dewey Electronics Corporation, a company engaged in the manufacturing of electronic and eletromechanical systems for the military; 9% of Star Buffet, Inc., a company that is engaged in the restaurant industry; and 6% of GolfRounds.com, Inc., a non-operating company seeking a new business.

3.   Securities owned
     -----------------

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


     Securities owned as of June 30, 2002, consist of the following (in 000's):



Marketable equity securities:
  Portfolio positions of greater than 5% of
    outstanding common stock:
        Cortech, Inc.(1,564,300 shares)                            $ 5,178
        Star Buffet, Inc. (255,000 shares)                             719
        Dewey Electronics Corporation (126,700 shares)                 550
        Gish Biomedical, Inc.(590,400 shares)                          175
        General Devices, Inc.(691,558 shares)                          138
        Golf Rounds.com, Inc.(189,600 shares)                          120
  All other portfolio positions                                      2,060
  Held for resale to customers                                          28
                                                                   -------
        Fair value                                                 $ 8,968
                                                                   =======

     Securities owned which are valued at amounts lower than listed market prices at June 30, 2002 amounted to $5,611,000.

4.   Income taxes
     ------------

     The components of income tax expense for the three and six months ended June 30, 2002 and 2001 are as follows ($000 Omitted):


                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       --------------       --------------
                                        2002    2001         2002    2001
                                        ----    ----         ----    ----

Federal-Current                         $  -    $  -         $  -    $  -
State-Current                              2       2            5       3
Deferred                                   -       -            -       -
                                        ----    ----         ----    ----

Total                                   $  2    $  2         $  5    $  3
                                        ====    ====         ====    ====



     Total income tax expense for the three and six months ended June 30, 2002 and 2001 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are ($000 Omitted):


                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                       --------------       --------------
                                        2002    2001         2002    2001
                                        ----    ----         ----    ----

Income tax expense computed at
  statutory rates on total earnings
    before income taxes                ($187)  ($ 70)       ($333)   $ 76
Increase (decrease) in tax from:
  Valuation allowance on net
    operating loss carryforward          187      70          333   (  76)
  State income tax, net of Federal
    Benefit                                2       2            5       3
                                        ----    ----         ----    ----

      Total                             $  2    $  2         $  5    $  3
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

     In March 2001, the Board of Directors approved a plan to repurchase up to an additional 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). For the six months ended June 30, 2002 the Company repurchased 11,636 shares and returned these shares to the status of authorized and unissued. These shares were repurchased under the 2001 Plan and the Company can still repurchase approximately 129,500 shares under the 2001 Plan.

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

Item 2.   Management's Discussion and Analysis of Financial
-------   Condition and Results of Operations
          -------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $1.5 million and securities owned of approximately $9 million at June 30, 2002. Substantially all securities are owned by AVF. Securities carried at fair value of $5,611,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash used in operations was $2,048,000 in the six months ended June 30, 2002 compared to net cash provided by operations of approximately $476,000 in the comparable period of 2001. Net cash provided by operations for the six months ended June 30, 2002 decreased from the comparable period in 2001 principally from the change in securities owned and by the decrease in net income. Unrealized gains on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $50,000 and $277,000 in the six month periods ended June 30, 2002 and 2001, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building.

     The  Company   believes  that  its  liquidity  is  sufficient   for  future
operations.


Results of Operations
---------------------

     The Company incurred a net loss of $553,000, or $.33 basic and diluted loss per share, for the three months ended June 30, 2002 compared to a net loss of $209,000 or $.12 basic and diluted loss per share, for the comparable quarter in 2001. For the six months ended June 30, 2002, the net loss was $983,000 or $.58 basic and diluted loss per share, compared to net income of $221,000 or $.13 basic and diluted loss per share, for the comparable period in 2001.

     Total brokerage income (consisting of brokerage commissions and trading gains) for the three months ended June 30, 2002 was $473,000, an increase of $5,000, or 1%, from $468,000 in the comparable 2001 period. Total brokerage income was $746,000 for the six months ended June 30, 2002, a decrease of $208,000 or 22% from $954,000 for the six month period ended June 30, 2001. Brokerage expenses (including all fixed and variable expenses) decreased by $38,000, or 11%, from $354,000 in the quarter ended June 30, 2001, to $316,000 in the quarter ended June 30, 2002. For the six months ended June 30, 2002, brokerage expenses were $524,000 compared to $697,000 for the comparable period in the prior year, a decrease of $173,000 or 25%. Net brokerage income of $157,000 for the three months ended June 30, 2002 increased $43,000 or 38% from

$114,000 for the same period in 2001. For the six month period ended June 30, 2002, net brokerage income was $222,000,compared to $257,000 for the six months ended June 30, 2001, a decrease of $35,000 or 14%.

     The decrease in total brokerage income, total brokerage expense and net brokerage income for the six months ended June 30, 2002 compared to the comparable period in 2001 was due to decreased activity by the brokers employed at T. R. Winston & Company, Inc., which was consistent with the activity in the equity markets in general.

     For the quarter ended June 30, 2002 net brokerage income increased due to trading gains on principal transactions accounting for a greater percentage of brokerage revenues in comparison to the same quarter in 2001. Principal transactions carry lower clearing charges than agency or commission business.

     Net investing losses were $348,000 and $605,000 for the three and six months ended June 30, 2002, respectively, compared to net investing gains of $122,000 and $676,000 for the comparable periods in 2001. The net investing losses for the three months ended June 30, 2002 related to a decrease of $326,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding along with net realized and unrealized losses in other securities of approximately $22,000.

     Net investing losses for the six months ended June 30, 2002 related primarily to a decrease of approximately $543,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This decrease along with net realized and unrealized losses in other securities held of approximately $62,000 accounted for the six month investing losses.

     A management fee of $15,200 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

     Interest, dividends and other income was $115,000 and $331,000 for the three and six months ended June 30, 2002, respectively, compared to $167,000 and $402,000 for the three and six months ended June 30, 2001, respectively. These decreases were the result of lower interest income earned due to lower available interest rates on the Company's cash equivalents.

     General and administrative expenses were $441,000 and $560,000 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of $119,000 or 21%. This decrease was due principally to provisions in 2001 of $114,000 for non-marketable investments included in other assets and greater legal and accounting fees.

     For the six month periods ended June 30, 2002 and 2001, general and administrative expenses were $868,000 and $989,000 respectively, a decrease of $121,000 or 12%. This decrease was due principally to provisions in 2001 of $123,000 for non-marketable investments included in other assets and increases in legal and accounting fees offset by decreases in various other administrative expenses.

PART II - OTHER INFORMATION
-------   -----------------


Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

   (a)  Exhibits
        --------

        99.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KENT FINANCIAL SERVICES, INC.




Dated: August 14, 2002                By: /s/ John W. Galuchie, Jr.
                                          -------------------------
                                          John W. Galuchie, Jr.
                                          Executive Vice President