Form 10QSB
period 2002-09-30
KENT FINANCIAL SERVICES INC
filed 2002-11-12
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  September 30, 2002
                                     ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2002, the issuer had 1,659,790 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                 Yes     No X
                                    ---    ---

PART I  -  FINANCIAL INFORMATION
-------    ---------------------
Item 1. -  Financial Statements
-------    --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 ($000 Omitted)

ASSETS
------

Cash and cash equivalents                                             $   206
Securities owned                                                        8,401
Receivable from clearing broker                                            98
Property and equipment:
  Land and building                                                     1,447
  Office furniture and equipment                                          279
                                                                      -------
                                                                        1,726
  Accumulated depreciation                                           (    696)
                                                                      -------
  Net property and equipment                                            1,030
                                                                      -------
Other assets                                                               36
                                                                      -------
    Total assets                                                      $ 9,771
                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Securities sold, not yet purchased                                    $     1
Accounts payable and accrued expenses                                     798
Mortgage payable                                                          673
Accrual for previously discontinued operations                            166
                                                                      -------
    Total liabilities                                                   1,638
                                                                      -------

Contingent liabilities

Stockholders' equity:

Preferred stock without par value, 500,000
  shares authorized; none outstanding                                       -
Common stock, $.10 par value, 4,000,000
  shares authorized; 1,662,249 outstanding                                166
Additional paid-in capital                                             13,633
Accumulated deficit                                                  (  5,666)
                                                                      -------
    Total stockholders' equity                                          8,133
                                                                      -------
    Total liabilities and stockholders' equity                        $ 9,771
                                                                      =======









     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------

Revenues:
  Brokerage commissions                                  $   294       $   226
  Principal transactions:
    Trading                                                   21             -
    Investing losses                                    (  1,094)     (    353)
  Management fee income                                       49            46
  Interest, dividends and other                              124           188
                                                         -------       -------
      Total revenues                                    (    606)          107
                                                         -------       -------

Expenses:
  Brokerage                                                  240           226
  General, administrative and other                          426           444
  Interest                                                    88            86
                                                         -------       -------
      Total expenses                                         754           756
                                                         -------       -------

Loss before income taxes                                (  1,360)     (    649)
Provision for income taxes                                     -             1
                                                         -------       -------
Net loss                                                ($ 1,360)     ($   650)
                                                         =======       =======

Basic and diluted net loss
  per common share                                      ($   .81)     ($   .38)
                                                         =======       =======

Weighted average number of common
  shares outstanding (in 000's)                            1,669         1,715
                                                         =======       =======





















     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                          Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          2002         2001
                                                        --------     --------

Revenues:

  Brokerage commissions                                 $   798       $   939
  Principal transactions:
    Trading                                                 263           241
    Investing gains (losses)                           (  1,699)          323
  Management fee income                                     141           138
  Interest, dividends and other                             455           590
                                                        -------       -------
      Total revenues                                   (     42)        2,231
                                                        -------       -------

Expenses:

  Brokerage                                                 764           923
  General, administrative and other                       1,294         1,433
  Interest                                                  238           300
                                                        -------       -------
      Total expenses                                      2,296         2,656
                                                        -------       -------

Loss before income taxes                               (  2,338)     (    425)
Provision for income taxes                                    5             4
                                                        -------       -------
Net loss                                               ($ 2,343)     ($   429)
                                                        =======       =======

Basic and diluted net loss
  per common share                                     ($  1.39)     ($   .25)
                                                        =======       =======

Weighted average number of common
  shares outstanding (in 000's)                           1,679         1,714
                                                        =======       =======





















     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                            Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Cash flows from operating activities:
  Net loss                                                ($ 2,343)    ($   429)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                             31           39
      Change in unrealized (gains) and
        losses on securities owned                           1,684     (    334)
      Provision for non-marketable investments                   -          123
  Change in operating assets and liabilities:
    Change in securities owned                            (  2,515)         958
    Change in receivable from
      clearing broker                                     (     21)          28
    Change in accounts payable and
      accrued expenses                                    (     20)    (    128)
    Other, net                                            (     75)    (    106)
                                                           -------      -------
    Net cash provided by (used in)
      operating activities                                (  3,259)         151
                                                           -------      -------

Cash flows from investing activities-
  Purchase of property and equipment                      (      1)    (      4)
                                                           -------      -------

Cash flows from financing activities:
  Purchase of common stock                                (     97)    (    273)
  Payments on debt                                        (      7)    (      7)
                                                           -------      -------
    Net cash used in financing
      activities                                          (    104)    (    280)
                                                           -------      -------

Net decrease in cash and cash equivalents                 (  3,364)    (    133)
Cash and cash equivalents at
  beginning of period                                        3,570        3,812
                                                           -------      -------
Cash and cash equivalents at end of
  period                                                   $   206      $ 3,679
                                                           =======      =======

Supplemental disclosure of cash flow
  information:

    Cash paid for:

      Interest                                             $   238      $   300
                                                           =======      =======
      Taxes                                                $     7      $    18
                                                           =======      =======


     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At September 30, 2002, Winston had net capital, as defined, of approximately $251,000, which was approximately $151,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF primarily invests in a limited number of portfolio companies, the securities of which are considered undervalued by AVF's management. As of September 30, 2002, AVF held 13 equity investments, of which six consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns approximately 44% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 38% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; 10% of Dewey Electronics Corporation, a company engaged in the manufacturing of electronic and eletromechanical systems for the military; 9% of Star Buffet, Inc., a company that is engaged in the restaurant industry; and 5% of GolfRounds.com, Inc., a non-operating company seeking a new business.

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

     Securities owned and securities sold, not yet purchased as of September 30, 2002, consist of the following (in 000's):

                                                                        Sold
                                                                       Not Yet
                                                        Owned         Purchased
                                                        -----         ---------
Marketable equity securities:
  Portfolio positions of greater than 5% of
    outstanding common stock:
        Cortech, Inc.(1,579,000 shares)                $ 5,242          $  -
        Star Buffet, Inc. (254,500 shares)                 608             -
        Dewey Electronics Corporation (134,394 shares)     558             -
        General Devices, Inc.(866,558 shares)              138             -
        Golf Rounds.com, Inc.(189,600 shares)              120             -
        Gish Biomedical, Inc.(590,400 shares)              104             -
  All other portfolio positions                          1,560             -
  Held for resale to customers                              71             1
                                                       -------          ----
        Fair value                                     $ 8,401          $  1
                                                       =======          ====

     Securities owned which are not valued at listed market prices at September 30, 2002 amounted to $5,604,000.

4.   Income taxes
     ------------

     The components of income tax expense for the three and nine months ended September 30, 2002 and 2001 are as follows ($000 Omitted):

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                          2002       2001      2002       2001
                                        --------   --------  --------   --------

Federal-Current                           $  -       $  -      $  -       $  -
State-Current                                -          1         5          4
Deferred                                     -          -         -          -
                                          ----       ----      ----       ----

Total                                     $  -       $  1      $  5       $  4
                                          ====       ====      ====       ====


     Total income tax expense for the three and nine months ended September 30, 2002 and 2001 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%.
The  reasons  for  these  differences  and the  related  tax  effects  are ($000
Omitted):

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                          2002       2001      2002       2001
                                        --------   --------  --------   --------

Income tax expense computed at
  statutory rates on total earnings
    before income taxes                  ($ 462)    ($ 221)   ($ 795)    ($ 145)
Increase in tax from:
  Valuation allowance on net
    operating loss carryforward             462        221       795        145
  State income tax, net of Federal
    Benefit                                   -          1         5          4
                                          -----      -----     -----      -----

      Total                               $   -      $   1     $   5      $   4
                                          =====      =====     =====      =====


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

     In March 2001, the Board of Directors approved a plan to repurchase up to an additional 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). For the nine months ended September 30, 2002 the Company repurchased 26,558 shares and returned these shares to the status of authorized and unissued. These shares were repurchased under the 2001 Plan and the Company can still repurchase approximately 114,600 shares under the 2001 Plan.

6.   Related Party Transactions
     --------------------------

     A management fee of $15,200 per month, increased to $19,000 per month effective September 2002, is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

7.   Subsequent Event
     ----------------

     On October 28, 2002 Gish Biomedical, Inc. announced that it was being acquired by CardioTech International, Inc. As a result of this announcement shares of Gish have traded at significantly higher prices than were used by the Company to determine fair value of this portfolio position as of September 30, 2002. Based on the closing price of Gish as of the date of this filing the fair value is approximately $699,000 greater than that recorded as of September 30, 2002. The fair value of this position is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Additionally, there is no assurance that the acquisition of Gish by CardioTech will be approved by their respective shareholders.

Item 2.    Management's  Discussion  and  Analysis  of  Financial  Condition and
------     Results of Operations
           ---------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $206,000 and securities owned of approximately $8.4 million at September 30, 2002. Substantially all securities are owned by AVF. Securities carried at fair value of $5,604,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash used in operations was $3,259,000 in the nine months ended September 30, 2002 compared to net cash provided by operations of approximately $151,000 in the comparable period of 2001. The change in net cash used in operations for the nine months ended September 30, 2002 from cash provided by operations in the comparable period in 2001 was principally due to the change in securities owned and the net loss. Unrealized gains (losses) on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $104,000 and $280,000 in the nine month periods ended September 30, 2002 and 2001, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building.

     The  Company   believes  that  its  liquidity  is  sufficient   for  future
operations.

Results of Operations
---------------------

     The Company incurred a net loss of $1,360,000, or $.81 basic and diluted loss per share, for the three months ended September 30, 2002 compared to a net loss of $650,000 or $.38 basic and diluted loss per share, for the comparable quarter in 2001. For the nine months ended September 30, 2002, the net loss was $2,343,000 or $1.39 basic and diluted loss per share, compared to a net loss of $429,000 or $.25 basic and diluted loss per share, for the comparable period in 2001.

     Total brokerage income (consisting of brokerage commissions and trading gains) for the three months ended September 30, 2002 was $315,000, an increase of $89,000, or 39%, from $226,000 in the comparable 2001 period. Total brokerage income was $1,061,000 for the nine months ended September 30, 2002, a decrease of $119,000 or 10% from $1,180,000 for the nine month period ended September 30,

2002. Brokerage expenses (including all fixed and variable expenses) increased by $14,000, or 6%, from $226,000 in the quarter ended September 30, 2001, to $240,000 in the quarter ended September 30, 2002. For the nine months ended September 30, 2002, brokerage expenses were $764,000 compared to $923,000 for the comparable period in the prior year, a decrease of $159,000 or 17%. Net brokerage income of $75,000 for the three months ended September 30, 2002 increased $75,000 from the break-even level during the same period in 2001. For the nine month period ended September 30, 2002, net brokerage income was $297,000, compared to $257,000 for the nine months ended September 30, 2001, a increase of $40,000 or 16%.

     For the quarter ended September 30, 2002 net brokerage income increased due to trading gains on principal transactions accounting for a greater percentage of brokerage revenues in comparison to the same quarter in 2001. Principal transactions carry lower clearing charges than agency or commission business. Additionally, during September 2002 Winston served as a placement agent in a private real estate transaction in which placement fees and commission amounted to approximately $38,000 and had no corresponding clearing charges.

     The decrease in total brokerage income and total brokerage expense for the nine months ended September 30, 2002 compared to the comparable period in 2001 was due to decreased activity by the brokers employed at Winston, which was consistent with the activity in the equity markets in general.

     Net investing losses were $1,094,000 and $1,699,000 for the three and nine months ended September 30, 2002, respectively, compared to net investing (losses) gains of ($353,000) and $323,000 for the comparable periods in 2001. The net investing losses for the three months ended September 30, 2002 related to a decrease of $214,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding along with net realized and unrealized losses in other securities of approximately $880,000.

     Net investing losses for the nine months ended September 30, 2002 related primarily to a decrease of approximately $718,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This decrease along with net realized and unrealized losses in other securities held of approximately $981,000 accounted for the nine month investing losses.

     A management fee of $15,200 per month, increased to $19,000 per month effective September 2002, is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

     Interest, dividends and other income was $124,000 and $455,000 for the three and nine months ended September 30, 2002, respectively, compared to

$188,000 and $590,000 for the three and nine months ended September 30, 2001, respectively. These decreases were the result of lower interest income earned due to lower available interest rates on the Company's cash equivalents and lower invested cash equivalents.

     General and administrative expenses were $426,000 and $444,000 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of $18,000 or 4%.

     For the nine month periods ended September 30, 2002 and 2001, general and administrative expenses were $1,294,000 and $1,433,000 respectively, a decrease of $139,000 or 10%. This decrease was due principally to provisions in 2001 of $123,000 for non-marketable investments included in other assets and increases in legal and accounting fees offset by decreases in various other administrative expenses.

Disclosure controls and procedures
----------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rul 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls, or other factors, that could significantly affect these controls, subsequent to the date of the evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 4.  -  Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 4, 2002. Management's nominees, Mesrs. Paul O. Koether, Mathew E. Hoffman, Casey K. Tjang, M. Michael Witte, and Qun Yi Zheng, were elected to the Board of Directors

     The following is a tabulation for all nominees:

                                          For                  Withheld
                                        -------                --------

     Paul O. Koether                    997,908                    -
     Mathew E. Hoffman                  997,908                    -
     Casey K. Tjang                     997,908                    -
     M. Michael Witte                   997,908                    -
     Qun Yi Zheng                       997,908                    -

Item 6.  - Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)        Exhibits
           --------

           99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K
           -------------------

           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KENT FINANCIAL SERVICES, INC.



Dated: November 12, 2002                      By: /s/ John W. Galuchie, Jr.
                                                  -----------------------------
                                                  John W. Galuchie, Jr.
                                                  Executive Vice President

                                 CERTIFICATIONS
I, Paul O. Koether, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kent Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                                    /s/ PAUL O. KOETHER
                                                     --------------------------
                                                     Paul O. Koether
                                                     Chairman and President

                                 CERTIFICATIONS
I, John W. Galuchie, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kent Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                                   /s/ JOHN W. GALUCHIE, JR.
                                                    ---------------------------
                                                    John W. Galuchie, Jr.
                                                    Executive Vice President and
                                                    Treasurer

                                                                   Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and John W. Galuchie, Jr., the Executive Vice President and Treasurer of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   November 12, 2002



/s/ Paul O. Koether
----------------------------
Paul O. Koether
Chairman and President




/s/ John W. Galuchie, Jr.
----------------------------
John W. Galuchie, Jr.
Executive Vice President and Treasurer