Form 10KSB
period 2002-12-31
KENT FINANCIAL SERVICES INC
filed 2003-03-25
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________________ to _________________.

                          Commission file number 1-7986
                                                 ------

                          KENT FINANCIAL SERVICES, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

           Delaware                                             75-1695953
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           ----------------------------------------------------------
             (Address of principal executive offices with Zip Code)

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
Yes  X    No
   -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for the fiscal year ended December 31, 2002 were approximately $1.4 million.

     At February 28, 2003, there were 1,659,790 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by NASDAQ, was approximately $2 million.

     Transitional Small Business Disclosure Format  Yes       No  X
                                                       -----    -----

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

General
-------

     The principal business of Kent Financial Services, Inc. (the "Company" or "Kent") is the operation of its wholly-owned subsidiary, T.R. Winston & Company, Inc. ("Winston"), a securities broker-dealer licensed in all states (except Alaska) and the District of Columbia. Winston is a member of the National
Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation. All clearing arrangements for Winston are conducted pursuant to an agreement with Bear, Stearns Securities Corporation, an unrelated major broker-dealer that is a member of the New York Stock Exchange, Inc. Winston conducts various activities customary for broker-dealers of comparable size including buying and selling securities for customer accounts, trading securities in the over-the-counter market and providing various corporate finance services including underwritings, private placements, mergers, acquisitions and similar transactions. Winston has two offices in New Jersey, and one office in each of California, Texas and New Hampshire. Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934 ("1934 Act"), Winston is required to maintain minimum net capital, as defined, of $100,000. At December 31, 2002, Winston had net capital, as defined, of $316,000 which was $216,000 in excess of the required minimum. Winston is exempt from the customer protection provisions of Rule 15c3-3 (the "Rule") under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the Rule.

     The Company also invests through Asset Value Fund Limited Partnership ("AVF"), which was originally founded in 1991 to provide investment advisory and management services and was funded at inception with $5 million. As of December 31, 2002, the equity capital of AVF was approximately $8.9 million. Currently AVF is wholly-owned by the Company. AVF primarily invests in a limited number of publicly traded portfolio companies, the securities of which are considered undervalued by AVF's management. As of December 31, 2002, AVF held 9 equity investments, of which six consisted of owning more than 5% of the investee's outstanding capital stock. AVF owns approximately 44% of Cortech, Inc., a company supervising the exploitation of its technology by third parties and also seeking a new business; 38% of General Devices, Inc., a non-operating company seeking a new business; 16% of Gish Biomedical, Inc., a manufacturer of medical devices; 10% of Dewey Electronics Corporation, a Company engaged in the manufacturing of electronic and eletromechanical systems for the military; 9% of Star Buffet, Inc., a company engaged in the restaurant industry; and 5% of GolfRounds.com, Inc., currently a non-operating company.

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

     In addition to competition from firms traditionally engaged in the financial services business, there has been increasing competition in recent years from other sources, such as commercial banks, insurance companies, on-line financial services providers, sponsors of mutual funds and other companies offering financial services both in the United States and on a world-wide basis. The financial services industry has also experienced consolidation and convergence in recent years, as institutions involved in a broad range of financial services industries, such as investment banking, brokerage, asset management, commercial banking and insurance have merged. This convergence trend is expected to continue, and could result in the Company's competitors gaining greater capital and other resources, a broader range of products and services and/or more geographic diversity. In November 1999, the Gramm-Leach Bliley Act


                                      1-2
was passed in the United States, effectively repealing certain sections of the 1933 Glass-Steagall Act. Its passage allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets traditionally dominated by investment banks and retail securities firms.

Employees
---------

     As of December 31, 2002, the Company and its subsidiaries employed 19 people of whom 16 are registered with the NASD.

Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

Corporate and Branch Offices
----------------------------

     The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The office building is collateral for a mortgage loan with a balance of approximately $670,000 at December 31, 2002, bearing interest on that date at the rate of 7.875% per annum. The mortgage loan is payable to a bank in equal monthly payments of $5,345 including interest, through November 2024.

     Effective February 1, 1999, an affiliate entered into an extension of a lease agreement with the Company for office space for a five-year period. The Company's aggregate rental income from this arrangement was $43,000 in each of the years ended 2002 and 2001. Winston leases space for its Los Angeles office from its clearing broker-dealer.

Item 3.  LEGAL PROCEEDINGS
         -----------------

Environmental Matters - Texas American Petrochemicals, Inc. ("TAPI")
--------------------------------------------------------------------

     In January, 1988, an inactive subsidiary of the Company, TAPI, was notified by environmental regulators in Texas ("Texas Regulators") that it was a potentially responsible party ("PRP") in connection with a hazardous waste site in the state. TAPI advised the Texas Regulators that TAPI had no assets and could not conduct a remedial investigation of the site. Based on information and belief, the Company understands a remedial action has been authorized by the Texas Regulations to clean up any contaminants. The Company does not believe it has any liability in connection with this environmental matter.

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













                                      1-4

                                     PART II
                                     -------

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

     The Company's common stock trades on the National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ") SmallCap Market under the symbol "KENT".

     The table below lists the high and low bid prices for the common stock as reported by NASDAQ for the periods indicated. These prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                               High               Low
                                             --------          ---------
Calendar Quarter:

     2002
     ----

     First Quarter                           $  5.75            $   4.05
     Second Quarter                          $  4.15            $   3.60
     Third Quarter                           $  4.24            $   3.23
     Fourth Quarter                          $  3.60            $   3.09

     2001
     ----

     First Quarter                           $  4.50            $   3.25
     Second Quarter                          $  4.35            $   3.06
     Third Quarter                           $  4.50            $   3.76
     Fourth Quarter                          $  4.65            $   3.52

     As of February 28, 2003, the Company had approximately 1,762 stockholders of record of its common stock. The closing price of the common stock was $3.12 on February 28, 2003.

     The Company did not pay dividends in 2002 or 2001 and does not anticipate paying dividends in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

     At December 31, 2002, the Company had consolidated cash and cash equivalents of approximately $328,000. The cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less, with a yield of 1.22%. The Company had securities owned valued at approximately $9 million at December 31, 2002. See Notes 1 and 3 of Notes to Consolidated Financial

Statements for additional information on the valuation of securities owned. The Company's mortgage note payable on its headquarters facility had a remaining principal amount of approximately $670,000 at December 31, 2002. The loan currently bears interest at the rate of 7.875% with principal payments amortized over twenty-five years. The loan matures in November 2024. The Company believes that its liquidity is adequate for future operations.

     Net cash of approximately $3.1 million was used in operations in 2002, compared to net cash provided by operations of approximately $150,000 in 2001. The principal reasons for the decrease was the loss in 2002 and the change in the value of securities owned at year end in 2002 compared to 2001 offset by the increase in unrealized losses on securities owned. Unrealized gains and losses are included in consolidated operations, but do not utilize or generate cash flows.

     During 2002, the Company repurchased 29,017 shares of its common stock for an aggregate cost of approximately $105,000. In 2001, the Company repurchased 93,991 shares for an aggregate cost of approximately $378,000. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares.

Results of Operations
---------------------

     The Company had a net loss in 2002 of $1,739,000, ($1.04 basic and fully diluted loss per share) compared to a net loss of $701,000 ($.41 basic and fully diluted loss per share) in 2001. Total brokerage revenue, which consisted of commissions and principal trading transactions was approximately $1.7 million in 2002, a decrease of $102,000 from 2001 total brokerage revenue of $1.8 million. Brokerage expenses (including all fixed and variable expenses) decreased by $172,000 from $1.3 million in 2001 to $1.1 million in 2002. The decrease in total brokerage income, total brokerage expense and net brokerage income for 2002 compared to 2001 was due to decreased activity by the brokers employed at Winston, which was consistent with the activity in the equity markets in general. While the events of September 11, 2001 did not have a direct impact on the Company, they have contributed to the volatility in the equity markets and the sluggishness of the overall economy.

     Net investing losses were $921,000 in 2002, a decrease of $1.2 million from the net investing gains in 2001 of $309,000. This fluctuation is principally the result of a decrease in the carrying value of selected investments in the investment portfolio.

     Affiliates of the Company pay an administrative fee of $19,000 per month for management services performed by the Company on behalf of the affiliates.

These services include corporate governance, financial management and accounting services.

     Interest, dividends and other income totaled $507,000 in 2002 and $699,000 in 2001. The decrease was primarily the result of lower interest rates on lower invested balances of the Company's cash equivalents.

     General and administrative expenses were $1.8 million in 2002, a decrease of $203,000 from the $2 million recorded in 2001. This decrease in general and administrative expense was principally the result of write-offs amounting to $150,000 and $20,000 for non-marketable investments and goodwill, respectively included in other assets during 2001.

Critical Accounting Estimates
-----------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has identified the valuation of securities owned and non-readily marketable securities as critical accounting estimates. These estimates, which are particularly susceptible to change, include the assumptions used in determining the fair value of these securities.

Market Risk
-----------

     Market risk represents the potential loss as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. The Company's exposure to market risk is directly related to price movements of its securities holdings. Each day, position and exposure reports are prepared by the operations manager in the group engaged in trading activities for traders and group management. These reports are independently reviewed by the Company's corporate accounting group. The position report is distributed to management throughout the Company, including the Chief Executive Officer, and it enables senior management to control inventory levels and monitor results of the trading group. The Company also reviews and monitors inventory aging, pricing and concentration. In addition to position and exposure reports the Company produces a daily revenue report that summarizes the trading, interest, commissions, fees and other revenue items. Daily revenue is reviewed for various risk factors. The daily revenue report is also distributed to various levels of management throughout the Company, including the Chief Executive Officer, and together with the position and exposure report, enables senior management to monitor and control overall activity of the trading group. Since its inception, neither the

Company nor its subsidiaries has traded or otherwise transacted in derivatives.

     The fair value of securities owned at December 31, 2002 was approximately $9 million for its long positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $900,000 loss for its long positions as of December 31, 2002. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its trading accounts with its clearing broker, which are classified as cash equivalents and receivable from clearing broker, respectively, in the consolidated financial statements.

Item 7.  FINANCIAL STATEMENTS
         --------------------

     The financial statements filed herein are listed below:

     Independent Auditors' Reports

     Financial Statements:

           Consolidated Balance Sheet - December 31, 2002

           Consolidated Statements of Operations -
                 Years ended December 31, 2002 and 2001

           Consolidated Statements of Stockholders' Equity -
                 Years ended December 31, 2002 and 2001

           Consolidated Statements of Cash Flows -
                 Years ended December 31, 2002 and 2001

           Notes to Consolidated Financial Statements -
                 Years ended December 31, 2002 and 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the  accompanying  consolidated  balance sheet of Kent Financial
Services, Inc. and Subsidiaries (the "Company") as of December 31, 2002 , and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and Subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.







                                        /s/ Amper, Politziner & Mattia P.C.
                                        -----------------------------------
                                        Amper, Politziner & Mattia P.C.




March 5, 2003
Edison, New Jersey

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002
                                 ($000 Omitted)

ASSETS
------

Cash and cash equivalents                                          $    328
Securities owned                                                      8,965
Receivable from clearing broker                                         107
Property and equipment:
  Land and building                                                   1,447
  Office furniture and equipment                                        281
                                                                   --------
                                                                      1,728
  Accumulated depreciation                                        (     707)
                                                                   --------
    Net property and equipment                                        1,021
Other assets                                                             39
                                                                   --------
      Total assets                                                 $ 10,460
                                                                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

  Accounts payable                                                 $     34
  Accrued expenses                                                      860
  Mortgage payable                                                      670
  Accrual for previously discontinued operations                        166
                                                                   --------
      Total liabilities                                               1,730
                                                                   --------

Contingent liabilities (Note 4)

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                        -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  1,659,790 shares outstanding                                          166
Additional paid-in capital                                           13,625
Accumulated deficit                                               (   5,061)
                                                                   --------
      Total stockholders' equity                                      8,730
                                                                   --------
      Total liabilities and stockholders' equity                   $ 10,460
                                                                   ========



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)

                                                     Year ended December 31,
                                                     -----------------------
                                                       2002           2001
                                                     --------       --------

Revenues:

  Brokerage commissions and fees                      $ 1,241        $ 1,392
  Principal transactions:
    Trading                                               412            363
    Investing gains (losses)                         (    921)           309
  Management fee income                                   198            184
  Interest, dividends and other                           507            699
                                                      -------        -------
      Total revenues                                    1,437          2,947
                                                      -------        -------

Expenses:

  Brokerage                                             1,122          1,294
  General, administrative and other                     1,796          1,999
  Interest                                                255            352
                                                      -------        -------
      Total expenses                                    3,173          3,645
                                                      -------        -------

Loss before income taxes                             (  1,736)      (    698)
Provision for income taxes                                  3              3
                                                      -------        -------
Net loss                                             ($ 1,739)      ($   701)
                                                      =======        =======

Basic and diluted net loss per common share          ($  1.04)      ($   .41)
                                                      =======        =======

Weighted average number of common shares
 outstanding (in 000's)                                 1,674          1,728
                                                      =======        =======















          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($000 Omitted)

                                         Additional                    Total
                               Common     Paid-In     Accumulated  Stockholders'
                                Stock     Capital      Deficit        Equity
                                -----     -------      -------        ------

Balance, December 31, 2000      $ 178     $ 14,095    ($ 2,621)      $ 11,652

Repurchase and cancellation
  of common stock              (    9)   (     368)          -      (     377)

Net loss                            -            -    (    701)     (     701)
                                -----     --------     -------       --------

Balance, December 31, 2001        169       13,727    (  3,322)        10,574

Repurchase and cancellation
  of common stock              (    3)   (     102)          -      (     105)

Net loss                            -            -    (  1,739)     (   1,739)
                                -----     --------     -------       --------

Balance, December 31, 2002      $ 166     $ 13,625    ($ 5,061)      $  8,730
                                =====     ========     =======       ========




















          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------

Cash flows from operating activities:

  Net loss                                            ($  1,739)     ($    701)
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                            42             50
    Unrealized (gains) losses on securities owned           377      (     363)
  Change in operating assets and liabilities:
    Change in securities                              (   1,773)         1,027
    Change in net receivable from clearing broker     (      30)           170
    Change in accounts payable and accrued expenses          88      (     189)
    Change in income taxes payable                    (       2)     (      14)
    Other, net                                        (      87)           170
                                                       --------       --------
    Net cash provided by (used in)
      operating activities                            (   3,124)           150
                                                       --------       --------

Cash flows from investing activities -
  Purchase of equipment                               (       2)     (       5)
                                                       --------       --------

Cash flows from financing activities:

  Repurchase of common stock                          (     105)     (     378)
  Scheduled mortgage payments                         (      11)     (       9)
                                                       --------       --------
    Net cash used in financing activities             (     116)     (     387)
                                                       --------       --------

Net decrease in cash and cash equivalents             (   3,242)     (     242)
Cash and cash equivalents at beginning of period          3,570          3,812
                                                       --------       --------
Cash and cash equivalents at end of period             $    328       $  3,570
                                                       ========       ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:

    Interest                                           $    255       $    352
                                                       ========       ========
    Taxes                                              $     10       $     18
                                                       ========       ========








          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the "Company" or "Kent") and its wholly-owned subsidiaries, Kent Advisors, Inc., T.R. Winston & Company, Inc. ("Winston"), Texas American
Petrochemicals, Inc. ("TAPI") and Asset Value Management, Inc. and its respective subsidiaries, Asset Value Fund Limited Partnership ("AVF"), and Asset Value Holdings, Inc. TAPI and Kent Advisors, Inc., are inactive. All material intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
----------------

The Company considers as cash equivalents all short-term investments which are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist entirely of U. S. Treasury Bills that matured through March 2003 and were reinvested for an additional 90 days. All cash and cash equivalents are on deposit either with a major money center bank or with the clearing broker.

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

                     Years Ended December 31, 2002 and 2001

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

Interest Income and Expenses
----------------------------

Winston receives interest income on its credit balances at the clearing broker and is charged interest expense on its debit balances at the clearing broker. Additionally, Winston charges its traders interest on securities positions.

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

                     Years Ended December 31, 2002 and 2001

particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

New Accounting Pronouncements
-----------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that this statement will have a material impact on its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adoption of FAS 146 is dependent on the Company's related activities subsequent to the date of adoption.

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

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934 ("1934 Act"), Winston is required to maintain minimum net capital, as defined, of $100,000. At December 31, 2002, Winston had net capital, as defined, of $316,000 which was $216,000 in excess of the required minimum.

Winston is exempt from the customer protection provisions of Rule 15c3-3 under the 1934 Act as its activities are limited to those set forth in the conditions appearing in paragraphs (k)(2)(ii) of the Rule.

AVF is an investment partnership whose primary purpose is to make investments in a limited number of companies whose securities are considered undervalued by the partnership's management.

3.  SECURITIES OWNED
    ----------------

Securities  owned as of December 31, 2002,  consisting  of  proprietary  trading
positions  held  for  resale  to  customers  and  portfolio   positions  (equity
securities) held for capital appreciation consist of the following (in 000's):


       Marketable equity securities
          Portfolio Positions of Greater
            than 5% of outstanding common stock:
               Cortech, Inc. (1,594,000 shares)                       $ 5,260
               Gish Biomedical, Inc. (590,400 shares)                     821
               Star Buffet, Inc. (258,600 shares)                         587
               Dewey Electronics (137,366 shares)                         536
               General Devices, Inc. (866,558 shares)                     139
               Golf Rounds.com, Inc. (189,600 shares)                     121
          All other portfolio positions                                 1,402
          Held for resale to customers                                     99
                                                                      -------
       Aggregate market                                               $ 8,965
                                                                      =======

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

4.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

Leases
------

The Company leases certain office space for a monthly rental of approximately $7,350, however, this lease is cancelable with 90 days notice. Future minimum rental requirements under the terms of this lease are $22,050 for 2003.

Winston subleases part of its premises at one location to several subtenants under sublease terms substantially equivalent to Winston's lease agreement. Rental income under these agreements in 2002 and 2001 was approximately $50,000 and $47,000, respectively.

Aggregate net rent expense for the years ended December 31, 2002 and 2001 was approximately $39,000 and $43,000, respectively.

5.  INCOME TAXES
    ------------

The components of income tax expense are as follows:

                                                   ($000 Omitted)
                                               Year Ended December 31,
                                               -----------------------
                                                 2002           2001
                                               --------       --------

           Federal-Current                      $    -         $    -
           State-Current                             3              3
           Deferred                                  -              -
                                                ------         ------

                Total                           $    3         $    3
                                                ======         ======

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

Total income tax expense for the years ended December 31, 2002 and 2001 is different from the amount computed by multiplying total earnings (loss) before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                            ($000 Omitted)
                                                        Year Ended December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------

Income tax expense (benefit) computed at
  statutory rates on total earnings (loss)
    before income taxes                                 ($  590)       ($  237)

Increase (decrease) in tax from:
  State income tax, net of Federal benefit                    2              2
  Change in estimate of net operating losses                174            179
  Expiration of state net operating loss
  carryforwards                                              47              -
Increase (decrease) in valuation allowance                  347             74
Other, net                                                   23        (    15)
                                                         ------         ------
    Total tax expense                                    $    3         $    3
                                                         ======         ======

The tax effects of significant items comprising the Company's net deferred tax asset at December 31, 2002 are as follows:

                                                                ($000 Omitted)
                                                                --------------

     Deferred tax assets:

         Operating loss carryforwards                               $ 2,842
         Capital loss carryforwards                                     241
         Alternative minimum tax credit carryforward                    958
         Mark-to-market valuation adjustments                           394
         Deferred Compensation                                          180
         Other                                                           15
                                                                    -------
                                                                      4,630
     Valuation allowance                                           (  4,630)
                                                                    -------
     Net deferred tax asset                                         $     0
                                                                    =======

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 2002, the valuation allowance increased by $347,000, principally as a result of the generation of new deferred tax assets.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

Significant carryforward balances for Federal income tax purposes as of December 31, 2002 are: ($000 omitted)

                                                                Expiration
                                            Amount                 Years
                                            ------                 -----

    Net operating loss                    $  7,705               2006-2022
    Capital loss carryforwards                 603               2006-2007
    Alternative minimum tax credit             958                     N/A

6.  MORTGAGE PAYABLE
    ----------------

The mortgage loan is collateralized by the Company's headquarters facility and bears interest at the rate of 7.875%. This rate is subject to change every 5 years which will next occur during September 2004. The mortgage loan is payable in equal monthly installments of $5,345 including interest, through November 2024.

Scheduled maturities for years ending December 31, are as follows (in $000):

                 YEAR                         MATURITY
                 ----                         --------
                 2003                          $  10
                 2004                             10
                 2005                             10
                 2006                             10
                 2007                             10
           Thereafter                          $ 620
                                               -----
                                               $ 670
                                               =====
7.  CAPITAL STOCK
    -------------

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

In March 2001, the Board of Directors approved a new plan to repurchase up to an additional 150,000 shares of the Company's common stock at prices deemed

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). As of December 31, 2002 37,397 shares under the 2001 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

Common Stock Options
--------------------

The Non-Qualified Stock Option Plan adopted by the stockholders of the Company in 1987 provides for a maximum of 133,332 shares of common stock of the Company to be issued to key executives, including officers and directors of the Company, at the discretion of the Board of Directors. Options under this plan expire five years from the date of grant and are exercisable as to one-half of the shares on the date of grant and, as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors at the time of grant. No options have been outstanding since December 31, 2000.

The Company does not accrue compensation expense for the issuance of stock options granted in accordance with its accounting policy, which is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

8.  COMPENSATION ARRANGEMENTS
    -------------------------

On December 1, 2002, the Company entered into an employment agreement (the "Agreement") with the Company's Chairman for a three-year term commencing December 1, 2002 (the "Effective Date") at an annual salary of $240,000 ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his Base Salary per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability. Such payments shall continue until the Chairman reaches age 75.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

On July 1, 2001, the Company entered into an employment agreement with the Company's Executive Vice President for a three-year term commencing July 1, 2001 at an annual salary of $190,000. All other terms and conditions are identical to that of the Chairman's agreement except that long term disability payments are equal to 70% of the base salary and such disability payments shall continue until age 65.

The Company is accruing the present value of the contingent payments under these agreements. Included is accrued expenses at December 31, 2002 is approximately $450,000 related to this liability.

9.  PREVIOUSLY DISCONTINUED OPERATIONS
    ----------------------------------

In January, 1988, an inactive subsidiary of the Company, TAPI, was notified by environmental regulators in Texas ("Texas Regulators") that it was a potentially responsible party ("PRP") in connection with a hazardous waste site in the state. TAPI advised the Texas Regulators that TAPI had no assets and could not conduct a remedial investigation of the site. Based on information and belief, the Company understands a remedial action has been authorized by the Texas Regulations in order to clean up any contaminants. The Company does not believe it has any liability in connection with this environmental matter.

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

In April 1989, TAPI was formally notified that the Michigan Department of Natural Resources deemed TAPI a responsible party in connection with alleged environmental problems at a site owned by TAPI. In the fourth quarter of 1994,

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

TAPI entered into a consent judgment with the State of Michigan. The consent judgment provides for the payment by TAPI of approximately $450,000 to satisfy TAPI's alleged liability for past and future costs incurred and to be incurred by the State of Michigan in undertaking remedial environmental activities at TAPI's former refinery site in Michigan. Under the terms of the settlement, TAPI paid $90,000 in the fourth quarter of 1994 and $45,000 per year in 1995 through 2002. The Company joined the consent judgment for the sole purpose of assuring payments by TAPI. Neither TAPI nor the Company admitted any liability. The liability had been accrued for in prior years as part of discontinued operations.

10. TRANSACTIONS WITH RELATED PARTIES
    ---------------------------------

KMZ Rosenman ("KMZ") performed legal work for the Company and its affiliates in 2002 and 2001. Natalie I. Koether, wife of the Chairman and President of the Company is of counsel to KMZ and also employed by the Company. Aggregate fees and expenses billed by KMZ to the Company and its subsidiaries in 2002 and 2001 were approximately $1,000 and $47,000, respectively. Mrs. Koether received $150,000 in each of 2002 and 2001 as an employee. She received no compensation from KMZ related to fees charged to the Company for her time. There were no amounts payable to KMZ at December 31, 2002.

Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 2002 and 2001.

The Company reimburses an affiliate for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $124,000 and $160,000 during 2002 and 2001, respectively.

Eligible employees can elect to participate in the Company's qualified 401(k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($11,000 in 2002 and $10,500 in 2001). The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There were no employer matching contributions in 2002 or 2001.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

11. OFF-BALANCE SHEET RISK
    ----------------------

The Company is engaged in various trading and brokerage activities, on an agency and principal basis. The Company's exposure to off-balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill their obligations arising from a transaction.

Winston conducts its business on a fully disclosed basis with one clearing broker, Bear, Stearns Securities Corp., on behalf of its customers and for its own proprietary accounts, pursuant to a clearance agreement. At December 31, 2002, substantially all of the securities owned and the total receivable from clearing broker are positions with and amounts due from this clearing broker. The Company is subject to credit risk should the clearing broker be unable to pay this balance.

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

Item 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

     The members of the current Board of Directors were elected at the 2002 Annual Meeting and will serve until the next Annual Meeting or until their successors have been elected and qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 28, 2003 were as follows:

         Name                             Age               Position Held
         ----                             ---               -------------

    Paul O. Koether                       66            Chairman, Director and
                                                         President

    Mathew E. Hoffman                     49            Director

    Casey K. Tjang                        64            Director

    M. Michael Witte                      76            Director

    Qun Yi Zheng                          45            Director

    John W. Galuchie, Jr.                 50            Executive Vice President
                                                          and Treasurer
------------------------------------

     Paul O. Koether is principally engaged in the following businesses: (i) Chairman and director since July 1987 and President since October 1990 of the Company and the general partner since 1990 of Shamrock Associates, ("Shamrock") an investment partnership which is the principal stockholder of the Company;
(ii) various positions with affiliates of the Company, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston"); and (iii) Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., ("Pure World") and since December 1994 has been a director and since January 1995 has been Chairman of Pure World's wholly-owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products. He is also Chairman and a director of Pure World's principal stockholder, Sun Equities Corporation,


                                     III-1

("Sun") a private company. In September 1998, Mr. Koether was elected a director and Chairman of Cortech, Inc., ("Cortech") a biopharmaceutical company seeking to redeploy its assets. Mr. Koether was a director of Golf Rounds.com, Inc., ("Golf Rounds") currently a non-operating company from July 1992 to January 2000.

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

     John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Executive Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (ii) Winston, as President and Treasurer since January 1990 and a director since September 1989; (iii) Pure World, as Executive Vice President from April 1988 until October 2001; (iv) Cortech as President and director since September 1998; (v) since September 1999 a director of Gish Biomedical, Inc. a medical device manufacturer and since March 2000, Chairman; and (vi) General Devices, Inc., as Chairman, President and director since September 2000, a company seeking an operating business. Mr. Galuchie also served as a director of HealthRite, Inc., a nutritional products company, from December 1998 to June 1999; served as a


                                     III-2
director of NorthCorp Realty Advisors, Inc., a real estate asset manager, from June 1992 until August 1996; and served as Vice President, Treasurer and a director from July 1992 to January 2000 of Golf Rounds.

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

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 10. EXECUTIVE COMPENSATION
         ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000, for those persons who were, at December 31, 2002 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").

                           Summary Compensation Table

                                                              Long-Term
Name and Principal          Annual Compensation(1)(2)       Compensation  Other
Officer          --------------------------------------     ------------  -----
                       Year    Salary     Bonus    Other(3)  Options(#)

Paul O. Koether        2002   $240,000   $     -   $ 63,552      -          -
Chairman, Presi-       2001   $240,000   $     -   $104,699      -          -
dent and Chief         2000   $203,333   $25,000   $155,814      -          -
Executive Officer

John W. Galuchie, Jr.  2002   $190,000   $     -   $    112      -          -
Executive Vice Presi-  2001   $190,000   $     -   $    152      -          -
dent and Treasurer     2000   $180,833   $12,500   $  1,203      -          -
----------------------------------------------------

(1) The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2) The individuals named in the table above received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the


                                     III-3
total annual salary and bonus reported for any of the Named Officers. Such amounts are excluded from the table.

(3) Represents commissions paid by Winston to these individuals in their capacity as registered representatives for securities trades made for their respective customers.

     There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 2002, 2001 and 2000 to the Named Officers. All activity in the Plan was completed as of December 31, 2000 and there were no outstanding options as of December 31, 2002.

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.
During 2002, the Company paid directors' fees in the aggregate amount of approximately $41,000.

Compensation Arrangements
-------------------------

     On December 1, 2002, the Company and Paul O. Koether entered into an employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Chairman for an initial three-year term ("Commencement Date") at an annual salary of $240,000 ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Commencement Date.

     Mr. Koether may terminate his employment under the Agreement at any time for "good reason" (defined below) within 36 months after the date of a Change in Control (defined below) of the Company. Upon his termination, he shall be paid the greater of the (i) Base Salary payable under the Agreement through the expiration date of the Agreement or (ii) an amount equal to three times the average annual Base Salary paid to him during the preceding five years.

     Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company's stock outstanding as of December 1, 2002, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding stock or (ii) individuals constituting the Board of Directors on December 1, 2002 ("Incumbent Board"), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a


                                     III-4
majority of the Board. "Good reason" means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

     Mr. Koether may also terminate his employment if the Company fails to perform its obligations under the Agreement (including any material change in Mr. Koether's duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

     The Company may terminate Mr. Koether's employment under the Agreement for "cause" which is defined as (i) Mr. Koether's continued failure to substantially perform his duties under the Agreement (other than by reason of his mental or physical incapacity or the removal of his office to a location more than five miles from its current location) which is not cured within specified time periods, or (ii) Mr. Koether's conviction of any criminal act or fraud with respect to the Company. The Company may not terminate Mr. Koether's employment except by a vote of not less than 80 percent of the entire Board of Directors at a meeting at which Mr. Koether is given the opportunity to be heard.

     In the event of Mr. Koether's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to the Base Salary per year for three years payable in equal monthly installments. Should Mr. Koether become "disabled" (as such term is defined in the Agreement) during the term of the Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 75 equal to 80% or more of Mr. Koether's Base Salary, he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability. Such payments shall continue until Mr. Koether attains the age of 75.

     On July 1, 2001, the Company entered into an Employment Agreement with the Company's Executive Vice President, John W. Galuchie, Jr., for a three-year term commencing July 1, 2001 at an annual salary $190,000. All other terms and conditions of Mr. Galuchie's employment agreement are identical to Mr. Koether's agreement except that long term disability payments are equal to 70% of his base salary in effect at the time of disability and such payments continue until Mr. Galuchie attains the age of 65.








                                     III-5

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 2003 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

                                      Amount and Nature
       Name and Address                 of Beneficial              Percent of
      of Beneficial Owner               Ownership (1)                 Class
      -------------------               -------------                 -----

Paul O. Koether                           973,382(2)                  58.64%
 211 Pennbrook Road
 Far Hills, NJ 07931

Mathew E. Hoffman                           7,000                          *
 62 Rosehill Avenue
 New Rochelle, NY 10804

Casey K. Tjang                              6,000                          *
 510 Tallwood Lane
 Greenbrook, NJ 08812

M. Michael Witte                                -                          -
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Qun Yi Zheng                                    -                         -
 375 Huyler Street
 South Hackensack, NJ 07606

John W. Galuchie, Jr.                      48,332(5)                   2.91%
 376 Main Street
 Bedminster, NJ 07921

Shamrock Associates                       876,574                     52.81%
 211 Pennbrook Road
 Far Hills, NJ 07931

Tweedy, Brown Company, LLC                138,766(3)                   8.36%
 52 Vanderbilt Avenue
 8th Floor
 New York, NY 10017

Dimensional Fund Advisors, Inc.            85,480(4)                   5.15%
 1299 Ocean Avenue 11th Floor
 Santa Monica, CA 90401

All Directors and Officers              1,006,382                     60.63%
as a Group (6 persons)
-----------------------------------------
*Less than 1 percent.




                                     III-6

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below.

(2) Includes the 876,574 Shares beneficially owned by Shamrock Associates ("Shamrock"). As a general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 28,332 shares owned by Sun Equities Corporation ("Sun"), a private corporation of which Mr. Koether is the Chairman and a principal stockholder. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

(3) According to Schedule 13G filed on January 23, 2003 by Tweedy, Brown Company, LLC, TBK Partners, L.P. and Vanderbilt Partners, L.P.

(4) According to Schedule 13G filed on February 3, 2003 by Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, that furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the issuer described in this schedule are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(5) Includes 28,332 Shares owned by Sun, a private corporation of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     KMZ Rosenman ("KMZ") performed legal work for the Company and its affiliates in 2002 and 2001. Natalie I. Koether, wife of the Chairman and President of the Company, is of counsel to KMZ and also employed by the Company. Aggregate fees and expenses billed by KMZ to the Company and its subsidiaries in 2002 and 2001 were approximately $1,000 and $47,000, respectively. Mrs. Koether received $150,000 in both 2002 and 2001, as an employee. She received no compensation from KMZ related to fees charged to the Company for her time. There were no amounts payable to KMZ at December 31, 2002.




                                     III-7

     Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $43,000 in 2002 and 2001.

     The Company reimburses an affiliate for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $124,000 and $160,000 during 2002 and 2001, respectively.

     Eligible employees can elect to participate in the Company's  qualified 401
(k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($11,000 in 2002 and $10,500 in 2001). The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There were no employer matching contributions in 2002 or 2001.



























                                     III-8

                                     PART IV
                                     -------

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

            3.2(b)    Certificate of Amendment to Certificate  of Incorporation.
                      (3)

            3.2(c) Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

            10.1      1987 Non-Qualified Executive Stock Option Plan. (6)

            10.2 Employment Agreement,dated December 1, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether.*

            10.3 Employment Agreement, dated July 1, 2001 by and between Kent Financial Services, Inc., and John W. Galuchie, Jr.
                      (7)

            21        Subsidiaries*

            99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


(b) Reports on Form 8-K
    -------------------

            None.

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

                                         KENT FINANCIAL SERVICES, INC.

Dated:  March 25, 2003                   BY   /s/ Paul O. Koether
                                              -------------------------------
                                              Paul O. Koether
                                              Chairman of the Board,
                                              President and Director
                                              (Principal Executive Officer)

                                         BY   /s/ John W. Galuchie, Jr.
                                              -------------------------------
                                              John W. Galuchie, Jr.
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 25, 2003                        /s/ Paul O. Koether
                                              -------------------------------
                                              Paul O. Koether
                                              Chairman of the Board,
                                              President and Director
                                              (Principal Executive Officer)


Dated:  March 25, 2003                        /s/ Mathew E. Hoffman
                                              -------------------------------
                                              Mathew E. Hoffman
                                              Director

Dated:  March 25, 2003                        /s/ Casey K. Tjang
                                              -------------------------------
                                              Casey K. Tjang
                                              Director

Dated:  March 25, 2003                        /s/ M. Michael Witte
                                              -------------------------------
                                              M. Michael Witte
                                              Director

Dated:  March 25, 2003                        /s/ Qun Yi Zheng
                                              -------------------------------
                                              Qun Yi Zheng
                                              Director

                                                                    EXHIBIT 21

                          KENT FINANCIAL SERVICES, INC.

                                  SUBSIDIARIES

Name of Subsidiary                                State of Incorporation
------------------                                ----------------------



Asset Value Holdings, Inc.                               Delaware

Asset Value Management, Inc.                             Delaware

T. R. Winston & Company, Inc.                            New Jersey

Kent Advisors, Inc. (Inactive)                           New Jersey

Texas American Petrochemicals, Inc. (Inactive)           Texas

                                 CERTIFICATIONS

I,   Paul O. Koether, certify that:

1. I have reviewed this annual report on Form 10-KSB of Kent Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003                                /s/ PAUL O. KOETHER
                                              -------------------------------
                                              Paul O. Koether
                                              Chairman and President

                                 CERTIFICATIONS

I,   John W. Galuchie, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Kent Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003                                /s/ JOHN W. GALUCHIE, JR.
                                              -------------------------------
                                              John W. Galuchie, Jr.
                                              Executive Vice President and
                                              Treasurer

                                                                   Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and John W. Galuchie, Jr., the Executive Vice President and Treasurer of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   March 25, 2003

/s/ Paul O. Koether
----------------------------
Paul O. Koether
Chairman and President


/s/ John W. Galuchie, Jr.
----------------------------
John W. Galuchie, Jr.
Executive Vice President and Treasurer