Form 10QSB
period 2003-03-31
KENT FINANCIAL SERVICES INC
filed 2003-05-12
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  March 31, 2003
                                              --------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 2003, the issuer had 1,651,748 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                    Yes      No  X
                                       -----   -----

PART I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
-------    --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (UNAUDITED)
                                 ($000 Omitted)

ASSETS
------

Cash and cash equivalents                                              $    630
Securities owned                                                          8,089
Receivable from clearing broker                                             301
Property and equipment:
  Land and building                                                       1,447
  Office furniture and equipment                                            281
                                                                       --------
                                                                          1,728
  Accumulated depreciation                                            (     716)
                                                                       --------
  Net property and equipment                                              1,012
                                                                       --------
Other assets                                                                 30
                                                                       --------
    Total assets                                                       $ 10,062
                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

Securities sold, not yet purchased                                     $      2
Accounts payable and accrued expenses                                       863
Mortgage payable                                                            667
Accrual for previously discontinued operations                              166
                                                                       --------
    Total liabilities                                                     1,698
                                                                       --------
Contingent liabilities

Stockholders' equity:

Preferred stock without par value, 500,000
  shares authorized; none outstanding                                         -
Common stock, $.10 par value, 4,000,000
  shares authorized; 1,651,748 outstanding                                  165
Additional paid-in capital                                               13,600
Accumulated deficit                                                   (   5,401)
                                                                       --------
    Total stockholders' equity                                            8,364
                                                                       --------
    Total liabilities and stockholders' equity                         $ 10,062
                                                                       ========


     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2003        2002
                                                          ------      ------
Revenues:

  Brokerage commissions and fees                          $  378      $  204
  Principal transactions:
    Trading                                                   23          69
    Investing losses                                     (   126)    (   257)
  Management fee income                                       57          46
  Interest, dividends and other                               68         216
                                                          ------      ------
                                                             400         278
                                                          ------      ------

Expenses:
  Brokerage                                                  259         208
  General, administrative and other                          465         427
  Interest                                                    16          70
                                                          ------      ------
                                                             740         705
                                                          ------      ------

Loss before income taxes                                 (   340)    (   427)
Provision (benefit) for income taxes                     (     1)          3
                                                          ------      ------
Net loss                                                 ($  339)    ($  430)
                                                          ======      ======
Basic and diluted net loss per
  common share                                           ($  .20)    ($  .25)
                                                          ======      ======
Weighted average number of common
  shares outstanding (in 000's)                            1,658       1,689
                                                          ======      ======












     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2003        2002
                                                            ------      ------

Cash flows from operating activities:
  Net loss                                                ($   339)   ($   430)
  Adjustments to reconcile net
   loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                               9          11
     Change in unrealized gains (losses) on
      securities owned                                         139         259
Changes in operating assets and liabilities:
   Change in securities owned                                  738    (    303)
   Change in receivable from clearing broker              (    193)        389
   Change in accounts payable and
    accrued expenses                                      (     31)   (     66)
   Other, net                                                    8           -
                                                           -------     -------
   Net cash provided by (used in) operating activities         331    (    140)
                                                           -------     -------
Cash flows from financing activities:
  Purchase of common stock                                (     26)   (      1)
  Scheduled mortgage payments                             (      3)   (      3)
                                                           -------     -------
   Net cash used in financing activities                  (     29)   (      4)
                                                           -------     -------

Net increase (decrease) in cash and cash equivalents           302    (    144)
Cash and cash equivalents at
 beginning of period                                           328       3,570
                                                           -------     -------
Cash and cash equivalents at
 end of period                                             $   630     $ 3,426
                                                           =======     =======

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                               $    16     $    70
                                                           =======     =======
    Taxes                                                  $     2     $     3
                                                           =======     =======





     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 AND 2002
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At March 31, 2003, Winston had net capital, as defined, of approximately $206,000, which was approximately $106,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF principally selects investments using a value based approach. At March 31, 2003, AVF owned more than 5% of the following securities:

                                                                   Percentage
                              Description of Business              Ownership
                              -----------------------              ----------

Cortech, Inc.                 Manages its technology portfolio         44%
                              and is seeking an acquisition of
                              an operating business

General Devices, Inc.         Seeks to acquire an operating            38%
                              business

Gish Biomedical, Inc.         Manufactures medical devices             16%
  (See Note 3.)

Dewey Electronics Corp        Manufactures electronic and              10%
                              eletromechanical devices for
                              the military

Star Buffet, Inc.             Operates restaurants                      9%

GolfRounds.com, Inc.          Seeks to acquire an operating             5%
                              business

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

     Securities owned and securities sold, not yet purchased as of March 31, 2003, consist of the following (in 000's):

                                                                     Sold
                                                                    Not Yet
                                                    Owned          Purchased
                                                    -----          ---------
Marketable equity securities:
  Portfolio positions of
   greater than 5% of
    outstanding common stock:
      Cortech, Inc. (1,598,238 shares)             $ 5,226          $    -
      Gish Biomedical, Inc. (590,400 shares)           685               -
      Star Buffet, Inc. (256,000 shares)               563               -
      Dewey Electronics Corp. (139,366 shares)         534               -
      General Devices, Inc. (866,558 shares)           139               -
      GolfRounds.com, Inc. (189,600 shares)             99               -
  All other portfolio positions                        703               -
  Held for resale to customers                         140               2
                                                   -------          ------
      Fair value                                   $ 8,089          $    2
                                                   =======          ======

     Securities owned which are not valued at listed market prices at March 31, 2003 amounted to $6,149,000.

     On April 7, 2003, stockholders of Gish Biomedical, Inc., ("Gish") exchanged shares of common stock of Gish for 1.3422 shares of common stock of CardioTech International, Inc., ("CardioTech"). As a result Gish was merged with and into CardioTech with CardioTech being the successor. In this transaction AVF exchanged its 590,400 Gish shares for 792,434 CardioTech shares representing approximately 6% of the successor company. Subsequently AVF sold CardioTech shares reducing its holdings below 5%.

4.   Income taxes
     ------------

     The  components  of income  tax  expense  (benefit)  are as  follows  ($000
Omitted):

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     2003        2002
                                                    ------      ------

                 Federal - Current                   $  -        $  -
                 State - Current                    (   1)          3
                 Deferred                               -           -
                                                     ----        ----

                 Total                              ($  1)       $  3
                                                     ====        ====

     Total income tax expense for the three months ended March 31, 2003 and 2002 is different from the amounts computed by multiplying total earnings (loss) before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2003        2002
                                                          ------      ------

Income tax expense computed at
  statutory rates on total earnings
    (loss) before income taxes                            ($ 116)     ($ 146)
Increase (decrease) in tax from:
  Valuation allowance on net operating
    loss carryforward                                        116         146
  State income tax (benefit), net of Federal
    Benefit                                               (    1)          3
                                                           -----       -----

      Total                                               ($   1)      $   3
                                                           =====       =====

5.   Capital Stock Activity
     ----------------------

     Common Stock Repurchases
     ------------------------

     In March 2001, the Board of Directors approved a plan to repurchase up to 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). As of March 31, 2003, 45,439 shares under the 2001 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

Item 2.  -  Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
            Results of Operations
            ---------------------

Liquidity and Capital Resources

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of approximately $630,000 and securities owned of approximately $8 million at March 31, 2003. Substantially all securities are owned by Asset Value Fund Limited Partnership. Securities carried at fair value of $6,149,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $331,000 in the three months ended March 31, 2003 compared to the net cash used in operations of $140,000 in the comparable period of 2002. Net cash provided by operations during the three months ended March 31, 2003 was principally from the sale of securities offset by the net loss for the quarter. Net cash used in operations during the three months ended March 31, 2002 was principally from the net loss offset by the change in receiveable from clearing broker.

     Net cash used in financing activities of $29,000 and $4,000 in the three month periods ended March 31, 2003 and 2002, respectively, was comprised of the purchase of the Company's common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building.

     The  Company   believes  that  its  liquidity  is  sufficient   for  future
operations.

Results of Operations
---------------------

     The Company had a net loss of $339,000, or $.20 basic and diluted loss per share, for the three months ended March 31, 2003 compared to a net loss of $430,000 or $.25 basic and diluted loss per share, for the comparable period in 2002.

     Total brokerage income (consisting of brokerage commissions and fees and trading gains) for the three months ended March 31, 2003 was $401,000, an increase of $128,000, or 47%, from approximately $273,000 in the comparable 2002 period. Brokerage expenses (including all fixed and variable expenses) increased by $51,000, or 25%, from $208,000 in the quarter ended March 31, 2002, to $259,000 for the three months ended March 31, 2003. Net brokerage income was $142,000 for the three months ended March 31, 2003 and $65,000 for the same period in 2002, an increase of $77,000 or 118%.

     During the first quarter of 2003, Winston acted as placement agent for a real estate exchange program and received fees of $195,000. No such fees were received in the first quarter of 2002. These placement fees accounted for the increase in brokerage commissions and fees of $174,000 during the quarter ended March 31, 2003 compared to the same quarter in 2002, however, were offset by a decline in traditional brokerage commissions. The increase in brokerage expense for the quarter ended March 31, 2003 compared to the comparable quarter of 2002 was due to the commission expense associated with the net increase in brokerage commissions and fees.

     Net investing losses were $126,000 for the three months ended March 31, 2003, compared to net investing losses of $257,000 for the comparable period in 2002. These net investing losses were the result of a decrease in the carrying value of selected investments in the investment portfolio.

     Interest, dividends and other income was $68,000 for the three months ended March 31, 2003, compared to $216,000 for the three months ended March 31, 2002 a decrease of $148,000 or 68%. This decrease was a result of a decrease in interest received due to lower invested balances of the Company's cash equivalents and lower yields on investments coupled with a decrease in other miscellaneous revenue.

     General, administrative and other expenses were $465,000 and $427,000 for the quarters ended March 31, 2003 and 2002, respectively, an increase of $38,000. The majority of this increase related to administrative expenses associated with the real estate exchange program and an increase in audit fees.

Item 3.  -  Controls and Procedures
-------     -----------------------

     Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

       (a)  Exhibits
            --------

            99.1 - Certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002

       (b)  Reports on Form 8-K
            -------------------

            On April 25, 2003 the Company filed Form 8-K announcing results for the first quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KENT FINANCIAL SERVICES, INC.




Dated: May 12, 2003                     By: /s/ John W. Galuchie, Jr.
                                            ---------------------------
                                            John W. Galuchie, Jr.
                                            Executive Vice President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 12, 2003                                    /s/ PAUL O. KOETHER
                                                ------------------------------
                                                Paul O. Koether
                                                Chairman and President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 12, 2003                                    /s/ JOHN W. GALUCHIE, JR.
                                                -----------------------------
                                                John W. Galuchie, Jr.
                                                Executive Vice President and
                                                Treasurer

                                                                   Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and John W. Galuchie, Jr., the Executive Vice President and Treasurer of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   May 12, 2003

/s/ Paul O. Koether
---------------------------------
Paul O. Koether
Chairman and President

/s/ John W. Galuchie, Jr.
---------------------------------
John W. Galuchie, Jr.
Executive Vice President and Treasurer