Form 10QSB
period 2003-06-30
KENT FINANCIAL SERVICES INC
filed 2003-08-21
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  June 30, 2003
                                             -------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2003, the issuer had 1,639,748 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                    Yes     No X
                                       ---    ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
-------    --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)
                                 ($000 Omitted)

ASSETS
------

Cash and cash equivalents                                             $  2,492
Securities owned                                                         7,312
Receivable from clearing broker                                            308
Property and equipment:
  Land and building                                                      1,447
  Office furniture and equipment                                           283
                                                                      --------
                                                                         1,730
  Accumulated depreciation                                           (     725)
                                                                      --------
  Net property and equipment                                             1,005
                                                                      --------
Other assets                                                                60
                                                                      --------
    Total assets                                                      $ 11,177
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Securities sold not yet purchased                                     $     10
Accounts payable and accrued expenses                                    1,312
Mortgage payable                                                           665
Accrual for previously discontinued operations                             166
                                                                      --------
    Total liabilities                                                    2,153
                                                                      --------
Contingent liabilities

Stockholders' equity:
Preferred stock without par value, 500,000
  shares authorized; none outstanding                                        -
Common stock, $.10 par value, 4,000,000
  shares authorized; 1,649,348 outstanding                                 165
Additional paid-in capital                                              13,592
Accumulated deficit                                                  (   4,733)
                                                                      --------
    Total stockholders' equity                                           9,024
                                                                      --------
    Total liabilities and stockholders' equity                        $ 11,177
                                                                      ========



     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                       Three Months Ended
                                                             June 30,
                                                      --------------------
                                                        2003        2002
                                                      --------    --------

Revenues:
  Brokerage commissions and fees                       $ 1,399    $   300
  Principal transactions:
    Trading                                                 74        173
    Investing gains (losses)                               339   (    348)
  Management fee income                                     57         46
  Interest, dividends and other                            138        115
                                                       -------    -------
      Total revenues                                     2,007        286
                                                       -------    -------
Expenses:
  Brokerage                                                826        316
  General, administrative and other                        477        441
  Interest                                                  14         80
                                                       -------    -------
      Total expenses                                     1,317        837
                                                       -------    -------

Income (loss) before income taxes                          690   (    551)
Provision for income taxes                                  21          2
                                                       -------    -------
Net income (loss)                                      $   669   ($   553)
                                                       =======    =======
Basic and diluted net income (loss)
  per common share                                     $   .41   ($   .33)
                                                       =======    =======
Weighted average number of common
  shares outstanding (in 000's)                          1,651      1,680
                                                       =======    =======










     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                         2003          2002
                                                       --------      --------

Revenues:
  Brokerage commissions and fees                       $ 1,777        $   504
  Principal transactions:
    Trading                                                 97            242
    Investing gains (losses)                               213       (    605)
  Management fee income                                    114             92
  Interest, dividends and other                            206            331
                                                       -------        -------
      Total revenues                                     2,407            564
                                                       -------        -------
Expenses:
  Brokerage                                              1,085            524
  General, administrative and other                        942            868
  Interest                                                  30            150
                                                       -------        -------
      Total expenses                                     2,057          1,542
                                                       -------        -------

Income (loss) before income taxes                          350       (    978)
Provision for income taxes                                  20              5
                                                       -------        -------
Net income (loss)                                      $   330       ($   983)
                                                       =======        =======

Basic and diluted net income (loss)
  per common share                                     $   .20       ($   .58)
                                                       =======        =======

Weighted average number of common
  shares outstanding (in 000's)                          1,654          1,684
                                                       =======        =======










     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------

Cash flows from operating activities:
  Net income (loss)                                       $   330    ($   983)
  Adjustments to reconcile net
   earnings to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                            19          21
      Change in unrealized gains and
       losses on securities owned                        (    704)        687
  Change in operating assets and liabilities:
    Change in securities owned                              2,368    (  2,086)
    Change in receivable from
     clearing broker                                     (    201)        381
    Change in accounts payable and
     accrued expenses                                         416    (     52)
    Other, net                                           (     23)   (     16)
                                                          -------     -------
    Net cash provided by (used in)
     operating activities                                   2,205    (  2,048)
                                                          -------     -------

Cash flows from investing activities-
  Purchase of property and equipment                     (      2)   (      1)
                                                          -------     -------

Cash flows from financing activities:
  Purchase of common stock                               (     34)   (     45)
  Payments on debt                                       (      5)   (      5)
                                                          -------     -------
    Net cash used in financing
     activities                                          (     39)   (     50)
                                                          -------     -------

Net increase (decrease) in cash and cash
  equivalents                                               2,164    (  2,099)
Cash and cash equivalents at beginning of period              328       3,570
                                                          -------     -------
Cash and cash equivalents at end of period                $ 2,492     $ 1,471
                                                          =======     =======

Supplemental disclosure of cash flow
 information:
   Cash paid for:
     Interest                                             $    30     $   150
                                                          =======     =======
     Taxes                                                $     2     $     5
                                                          =======     =======


     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business is comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a wholly-owned subsidiary. Winston is a licensed securities broker-dealer and is a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation. All safekeeping, cashiering, and customer account maintenance activities are provided by an unrelated broker-dealer pursuant to a clearing agreement. Pursuant to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, Winston is required to maintain minimum net capital. At June 30, 2003, Winston had net capital, as defined, of approximately $512,000, which was approximately $412,000 in excess of the required minimum.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF principally selects investments using a value based approach. At June 30, 2003, AVF owned more than 5% of the following securities:

                                                                   Percentage
Security                    Description of Business                Ownership
--------                    -----------------------                ---------

Cortech, Inc.               Manages its technology portfolio          45%
                            and is seeking an acquisition of
                            an operating business

General Devices, Inc.       Seeks to acquire an operating             38%
                            business

Dewey Electronics Corp      Manufactures electronic and               10%
                            eletromechanical devices for
                            the military

Star Buffet, Inc.           Operates restaurants                       9%

GolfRounds.com, Inc.        Seeks to acquire an operating              5%
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

     Securities owned as of June 30, 2003, consist of the following (in 000's):

                                                                    Sold
                                                                   Not Yet
                                                      Owned       Purchased
                                                      -----       ---------

Marketable equity securities:
  Portfolio positions of greater than 5% of
   outstanding common stock:
       Cortech, Inc.(1,605,000 shares)               $ 5,216          -
       Star Buffet, Inc. (250,000 shares)                587          -
       Dewey Electronics Corp (139,800 shares)           517          -
       General Devices, Inc.(866,558 shares)             139          -
       Golf Rounds.com, Inc.(189,600 shares)              99          -
  All other portfolio positions                          606          -
  Held for resale to customers                           148         10
                                                     -------       ----
       Fair value                                    $ 7,312       $ 10
                                                     =======       ====

     Securities owned which are not valued at listed market prices at June 30, 2003 amounted to $5,454,000.

4.   Income taxes
     ------------

     The components of income tax expense for the three and six months ended June 30, 2003 and 2002 are as follows ($000 Omitted):

                                          Three Months         Six Months
                                         Ended June 30,       Ended June 30,
                                         --------------       --------------
                                          2003    2002         2003    2002
                                          ----    ----         ----    ----

Federal-Current                           $  -    $  -         $  -    $  -
State-Current                               21       2           20       5
Deferred                                     -       -            -       -
                                          ----    ----         ----    ----

Total                                     $ 21    $  2         $ 20    $  5
                                          ====    ====         ====    ====

     Total income tax expense for the three and six months ended June 30, 2003 and 2002 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are ($000 Omitted):

                                            Three Months          Six Months
                                           Ended June 30,        Ended June 30,
                                           --------------        --------------
                                            2003    2002          2003    2002
                                            ----    ----          ----    ----

Income tax expense (benefit) computed at
  statutory rates on total earnings
    before income taxes                    $ 235   ($ 187)       $ 119   ($ 333)
Increase (decrease) in tax from
  Valuation allowance on net
    operating loss carryforward           (  235)     187       (  119)     333
State income tax, net of Federal
    benefit                                   21        2           20        5
                                           -----    -----        -----    -----

      Total                                $  21    $   2        $  20    $   5
                                           =====    =====        =====    =====

5.   Capital Stock Activity
     ----------------------

     Common Stock Repurchases
     ------------------------

     In March 2001, the Board of Directors approved a plan to repurchase up to 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). As of June 30, 2003, 47,839 shares under the 2001 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

6.   Related Party Transactions
     --------------------------

     A management fee of $19,000 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

7.   Subsequent Event
     ----------------

     On August 20, 2003, effective July 31, 2003, the Company sold 60% of Winston the Company's brokerage affiliate to two executives of Winston. The terms of the sale were negotiated on an arms length basis. The Company will have no management responsibility for Winston in the future but will be entitled to a 40% distributive share of Winston's profits as defined by the Agreement, a copy is attached. Winston is required to receive regulatory approval from the National Association of Securities Dealers, Inc., for the change in control.

     Presented below is a pro forma balance sheet of the Company had the above described transaction been effective as of June 30, 2003 ($000 omitted):

ASSETS
------

Cash and cash equivalents                                           $  2,061
Securities owned                                                       7,164
Receivable from broker                                                   129
Investment in T.R. Winston                                               200
Fixed assets, net                                                      1,002
Other assets                                                              20
                                                                    --------
      Total assets                                                  $ 10,576
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued expenses                               $    771
Mortgage payable                                                         665
Put option liability                                                     390
Accrual for previously discontinued operations                           166
                                                                    --------
      Total liabilities                                                1,992
                                                                    --------

Contingent liabilities

Stockholders' equity:
Preferred stock                                                            -
Common stock                                                             165
Additional paid-in capital                                            13,592
Accumulated deficit                                                (   4,783)
Deferred compensation                                              (     390)
                                                                    --------
      Total stockholders' equity                                       8,584
                                                                    --------
      Total liabilities and stockholders' equity                    $ 10,576
                                                                    ========

Item 2.     Management's  Discussion  and  Analysis  of Financial  Condition and
-------     Results of Operations
            --------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $2.5 million and securities owned of approximately $7.3 million at June 30, 2003. Substantially all securities are owned by AVF. Securities carried at fair value of $5,454,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $2,205,000 in the six months ended June 30, 2003 compared to net cash used in operations of approximately $2,048,000 in the comparable period of 2002. Net cash provided by operations for the six months ended June 30, 2003 increased from the comparable period in 2002 principally from the change in securities owned and by the change from a net loss to net income offset by changes in unrealized gains and losses on securities owned.

     Net cash used in financing activities of $39,000 and $50,000 in the six month periods ended June 30, 2003 and 2002, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building.

     The  Company   believes  that  its  liquidity  is  sufficient   for  future
operations.

Results of Operations
---------------------

     The Company recorded net income of $669,000, or $.41 basic and diluted earnings per share, for the three months ended June 30, 2003 compared to a net loss of $553,000 or $.33 basic and diluted loss per share, for the comparable quarter in 2002. For the six months ended June 30, 2003, the net income was $330,000 or $.20 basic and diluted earnings per share, compared to a net loss of $983,000 or $.58 basic and diluted loss per share, for the comparable period in 2002.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three months ended June 30, 2003 was $1,473,000, an increase of $1,000,000, or 211%, from $473,000 in the comparable 2002 period. Total brokerage income was $1,874,000 for the six months ended June 30, 2003, an increase of $1,128,000 or 151% from $746,000 for the six month period ended June 30, 2002. Brokerage expenses (including all fixed and variable expenses) increased by $510,000, or 161%, from $316,000 in the quarter ended June 30, 2002, to $826,000 in the quarter ended June 30, 2003. For the six months ended June 30, 2003, brokerage expenses were $1,085,000 compared to $524,000 for the comparable period in the prior year, an increase of $561,000 or 107%. Net brokerage income of $647,000 for the three months ended June 30, 2003 increased $490,000 or 312% from $157,000 for the same period in 2002. For the six month period ended June 30, 2003, net brokerage income was $789,000, compared to $222,000 for the six months ended June 30, 2002, an increase of $567,000 or 255%.

     During 2003, Winston acted as placement agent for a real estate exchange program, which was completed in May 2003, and received fees of $195,000 and $1,128,120 during the first and second quarters of 2003, respectively. No such fees were received during the first or second quarters of 2002. These placement fees also accounted for the increase in brokerage commissions and brokerage expense for the first and second quarters in 2003 compared to 2002.

     Net investing gains were $339,000 and $213,000 for the three and six months ended June 30, 2003, respectively, compared to net investing losses of ($348,000) and ($605,000) for the comparable periods in 2002. The net investing gains for the three months ended June 30, 2003 related to an increase of $741,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding along with net realized and unrealized losses in other securities of approximately $402,000.

     Net investing gains for the six months ended June 30, 2003 related primarily to an increase of approximately $510,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This increase offset by net realized losses in other securities held accounted for the six month investing gains.

     Management fees of $19,000 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

     Interest, dividends and other income was $138,000 and $206,000 for the three and six months ended June 30, 2003, respectively, compared to $115,000 and $331,000 for the three and six months ended June 30, 2002, respectively. These changes were the result of the receipt of a $100,000 investment banking fee in April 2003 offset by lower interest income earned due to lower available interest rates on the Company's cash equivalents.

     General and administrative expenses were $477,000 and $441,000 for the quarters ended June 30, 2003 and 2002, respectively, an increase of $36,000 or 8%. This increase was due principally to expenses incurred in 2003 associated with the real estate exchange program.

     For the six month periods ended June 30, 2003 and 2002, general and administrative expenses were $942,000 and $868,000 respectively, an increase of $74,000 or 9%. This increase was due principally to expenses incurred in 2003 associated with the real estate exchange program.

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

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------
(a)         Exhibits

            10.4     Amended and Restated Limited Liability Company Agreement of
                     T. R. Winston & Company, LLC

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K
            -------------------

     No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KENT FINANCIAL SERVICES, INC.



Dated: August 21, 2003                   By: /s/ John W. Galuchie, Jr.
                                             -------------------------
                                             John W. Galuchie, Jr.
                                             Executive Vice President

                                                                    EXHIBIT 31.1
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Paul O. Koether, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kent Financial Services, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 21, 2003                                     /s/ PAUL O. KOETHER
                                                    ---------------------------
                                                    Paul O. Koether
                                                    Chairman and President

                                                                    EXHIBIT 31.2
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Galuchie, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kent Financial Services, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 21, 2003                          /s/ JOHN W. GALUCHIE, JR.
                                         ----------------------------------
                                         John W. Galuchie, Jr.
                                         Executive Vice President and Treasurer

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and John W. Galuchie, Jr., the Executive Vice President and Treasurer of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.



Dated:    August 21, 2003



/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman and President



/s/ John W. Galuchie, Jr.
--------------------------------
John W. Galuchie, Jr.
Executive Vice President and Treasurer