Form 10QSB
period 2003-09-30
KENT FINANCIAL SERVICES INC
filed 2003-11-19
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  September 30, 2003
                                            ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2003, the issuer had 1,639,744 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                   Yes    No X
                                      ---   ---

PART I   -  FINANCIAL INFORMATION
------      ---------------------
Item 1.  -  Financial Statements
------      --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                                 ($000 Omitted)

ASSETS
------

Cash and cash equivalents                                          $  2,076
Securities owned                                                      7,312
Investment in T. R. Winston                                             196
Property and equipment:
  Land and building                                                   1,447
  Office furniture and equipment                                         81
                                                                   --------
                                                                      1,528
  Accumulated depreciation                                        (     535)
                                                                   --------
    Net property and equipment                                          993
                                                                   --------
Other assets                                                             13
                                                                   --------
      Total assets                                                 $ 10,590
                                                                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Securities sold, not yet purchased                               $    116
  Accounts payable and accrued expenses                                 860
  Mortgage payable                                                      662
  Put option                                                            390
  Accrual for previously discontinued operations                        166
                                                                   --------
      Total liabilities                                               2,194
                                                                   --------
Contingent liabilities

Stockholders' equity:
Preferred stock without par value, 500,000
  shares authorized; none outstanding                                     -
Common stock, $.10 par value, 4,000,000
  shares authorized; 1,639,748 shares issued
  and outstanding                                                       164
Additional paid-in capital                                           13,558
Accumulated deficit                                               (   4,936)
Deferred compensation                                             (     390)
                                                                   --------
      Total stockholders' equity                                      8,396
                                                                   --------
      Total liabilities and stockholders' equity                   $ 10,590
                                                                   ========






     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------

Revenues:
  Brokerage commissions and fees                        $    92        $   294
  Principal transactions:
    Trading                                                  25             21
    Investing gains (losses)                                154       (  1,094)
  Management fee income                                      57             49
  Equity in loss of T. R. Winston                      (     19)             -
  Interest, dividends and other                              42            124
                                                        -------        -------
      Total revenues                                        351       (    606)
                                                        -------        -------
Expenses:
  Brokerage                                                  79            240
  General, administrative and other                         462            426
  Interest                                                   14             88
                                                        -------        -------
      Total expenses                                        555            754
                                                        -------        -------

Loss before income taxes                               (    204)      (  1,360)
Provision for income taxes                                    -              -
                                                        -------        -------
Net loss                                               ($   204)      ($ 1,360)
                                                        =======        =======
Basic and diluted net loss
  per common share                                     ($   .12)      ($   .81)
                                                        =======        =======
Weighted average number of common
  shares outstanding (in 000's)                           1,641          1,669
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                           Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                           2003         2002
                                                         --------     --------

Revenues:
  Brokerage commissions and fees                         $ 1,869       $   798
  Principal transactions:
    Trading                                                  122           263
    Investing gains (losses)                                 367      (  1,699)
  Management fee income                                      171           141
  Equity in loss of T. R. Winston                       (     19)            -
  Interest, dividends and other                              248           455
                                                         -------       -------
      Total revenues                                       2,758      (     42)
                                                         -------       -------
Expenses:
  Brokerage                                                1,164           764
  General, administrative and other                        1,404         1,294
  Interest                                                    44           238
                                                         -------       -------
      Total expenses                                       2,612         2,296
                                                         -------       -------

Income (loss) before income taxes                            146      (  2,338)
Provision for income taxes                                    20             5
                                                         -------       -------
Net income (loss)                                        $   126      ($ 2,343)
                                                         =======       =======
Basic and diluted net income (loss)
  per common share                                       $   .08      ($  1.39)
                                                         =======       =======
Weighted average number of common
  shares outstanding (in 000's)                            1,650         1,679
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                           2003         2002
                                                         --------     --------
Cash flows from operating activities:
  Net income (loss)                                      $   126     ($ 2,343)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                           30           31
      Change in unrealized gains and
        losses on securities owned                      (    856)       1,684
  Change in operating assets and liabilities:
    Change in securities owned                             2,624     (  2,515)
    Change in accounts payable and
      accrued expenses                                  (     34)    (     20)
    Change in investment in T. R. Winston                     19            -
    Other, net                                               133     (     96)
                                                         -------      -------
        Net cash provided by (used in)
         operating activities                              2,042     (  3,259)
                                                         -------      -------

Cash flows from investing activities:
  Purchase of property and equipment                    (      2)    (      1)
  Investment in T. R. Winston                           (    215)           -
                                                         -------      -------
        Net cash used in investing activities           (    217)    (      1)
                                                         -------      -------

Cash flows from financing activities:
  Purchase of common stock                              (     69)    (     97)
  Payments on debt                                      (      8)    (      7)
                                                         -------      -------
        Net cash used in financing activities           (     77)    (    104)
                                                         -------      -------
Net  increase (decrease) in cash and cash
  equivalents                                              1,748     (  3,364)
Cash and cash equivalents at beginning of period             328        3,570
                                                         -------      -------
Cash and cash equivalents at end of period               $ 2,076      $   206
                                                         =======      =======
Supplemental disclosure of cash flow
 information:
   Cash paid for:
     Interest                                            $    44      $   238
                                                         =======      =======
     Taxes                                               $     2      $     7
                                                         =======      =======

   Non-cash put option liability                         $   390      $     -
                                                         =======      =======



     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     Until July 31, 2003, the Company's business was comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a licensed securities broker-dealer and a wholly-owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston to two executives of Winston (the "Agreement"). The terms of the Agreement were negotiated on an arms length basis. Immediately prior to the sale, Winston paid cash to Kent reducing Winston's equity to $500,000. The Company then recorded its 40% investment in Winston at $200,000.

Subsequent to the Agreement, the Company has no management responsibility for Winston but is entitled to a 40% distributive share of Winston's profits as defined by the Agreement, and is accounting for its investment in Winston by the equity method. A copy of the Agreement was filed as an exhibit to the Company's Form 10-QSB for the period ended June 30, 2003.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF principally selects investments using a value based approach. At September 30, 2003, AVF owned more than 5% of the following securities:

                                                                    Percentage
Security                     Description of Business                Ownership
--------                     -----------------------                ----------

Cortech, Inc.                Manages its technology portfolio           45%
                             and is seeking an acquisition of
                             an operating business

General Devices, Inc.        Seeks to acquire an operating              37%
                             business

Dewey Electronics Corp       Manufactures electronic and                10%
                             eletromechanical devices for
                             the military

Star Buffet, Inc.            Operates restaurants                        8%

GolfRounds.com, Inc.         Seeks to acquire an operating               5%
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

     Securities owned and securities sold, not yet purchased as of September 30, 2003, consist of the following (in 000's):

                                                                        Sold
                                                                       Not Yet
                                                         Owned        Purchased
                                                         -----        ---------

Marketable equity securities:
  Portfolio positions of greater than 5% of
    outstanding common stock:
      Cortech, Inc.(1,610,738 shares)                   $ 5,187         $   -
      Star Buffet, Inc. (236,992 shares)                    730             -
      Dewey Electronics Corporation (139,800 shares)        519             -
      Golf Rounds.com, Inc.(189,600 shares)                 190             -
      General Devices, Inc.(866,558 shares)                 139             -
  All other portfolio positions                             547           116
                                                        -------         -----
      Fair value                                        $ 7,312         $ 116
                                                        =======         =====

     Securities owned which are not valued at listed market prices at September 30, 2003 amounted to $5,516,000.

4.   Income taxes
     ------------

     The components of income tax expense for the three and nine months ended September 30, 2003 and 2002 are as follows ($000 Omitted):

                                    Three Months               Nine Months
                                 Ended September 30,        Ended September 30,
                                 -------------------        -------------------
                                   2003       2002            2003       2002
                                 --------   --------        --------   --------

Federal-Current                    $  -       $  -            $  -       $  -
State-Current                         -          -              20          5
Deferred                              -          -               -          -
                                   ----       ----            ----       ----

Total                              $  -       $  -            $ 20       $  5
                                   ====       ====            ====       ====

     Total income tax expense for the three and nine months ended September 30, 2003 and 2002 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%.
The  reasons  for  these  differences  and the  related  tax  effects  are ($000
Omitted):

                                         Three Months            Nine Months
                                      Ended September 30,    Ended September 30,
                                      -------------------    -------------------
                                        2003       2002        2003       2002
                                      --------   --------    --------   --------

Income tax expense (benefit)
  computed at statutory rates on
  total earnings before income taxes   ($  69)    ($ 462)      $  50     ($ 795)
Increase (decrease) in tax from:
  Valuation allowance on net
    operating loss carryforward            69        462      (   50)       795
  State income tax, net of Federal
    benefit                                 -          -          20          5
                                        -----      -----       -----      -----

      Total                             $   -      $   -       $  20      $   5
                                        =====      =====       =====      =====

5.   Capital Stock Activity
     ----------------------

     Common Stock Repurchases
     ------------------------

     In March 2001, the Board of Directors approved a plan to repurchase up to 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). For the nine months ended September 30, 2003 the Company repurchased 57,439 shares and returned these shares to the status of authorized and unissued.

6.   Put Option Liability
     --------------------

     In connection with the Agreement relating to the sale of Winston $390,000 has been accrued as of September 30, 2003. Due to the characteristics of this accrual, the $390,000 was not expensed and was recorded as a deduction in stockholders' equity in the accompanying financial statements. (For more information on the Agreement, see Note 2.)

7.   Related Party Transactions
     --------------------------

     A management fee of $19,000 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services. Commencing August 1, 2003 the Company reimburses Winston for the cost of certain services provided by Winston which include approximately $3,000 per month for accounting services which is expensed, and $7,500 per month in accordance with the Agreement which is recorded as additional investment in Winston. Kent continues to receive approximately $5,300 per month from Winston for office space rental.

Item 2.     Management's  Discussion  and  Analysis  of  Financial Condition and
-------     Results of Operations
            ---------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $2.1 million and securities owned of approximately $7.3 million at September 30, 2003. Substantially all securities are owned by AVF. Securities carried at fair value of $5,516,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $2,042,000 in the nine months ended September 30, 2003 compared to net cash used in operations of approximately $3,259,000 in the comparable period of 2002. The increase in net cash provided by operations for the nine months ended September 30, 2003 from cash used in operations in the comparable period in 2002 was principally due to the net income for the nine months ended September 30, 2003, combined with the change in securities owned offset by the change in unrealized gains and losses on securities owned. Unrealized gains and losses on securities owned are included in the results of operations but do not generate cash flows from operations.

     Net cash used in financing activities of $77,000 and $104,000 in the nine month periods ended September 30, 2003 and 2002, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building.

     In 2003 $390,000 was recorded as a liability in connection with the sale of
T. R. Winston & Co., Inc. ("Winston"). Due to the characteristics of this accrual, the $390,000 was not expensed and was recorded as a deduction in stockholders' equity in the accompanying financial statements. (For more information see Note 2 of Notes to the Consolidated Financial Statements).

     The  Company   believes  that  its  liquidity  is  sufficient   for  future
operations.

Results of Operations
---------------------

     The Company incurred a net loss of $204,000, or $.12 basic and diluted loss per share, for the three months ended September 30, 2003 compared to a net loss of $1,360,000 or $.81 basic and diluted loss per share, for the comparable quarter in 2002. For the nine months ended September 30, 2003, the Company recorded net income of $126,000 or $.08 basic and diluted income per share, compared to a net loss of $2,343,000 or $1.39 basic and diluted loss per share, for the comparable period in 2002.

     Total brokerage income (consisting of brokerage commissions and trading gains) for the three months ended September 30, 2003 was $117,000, a decrease of $198,000, from $315,000 in the comparable 2002 period. Total brokerage income was $1,991,000 for the nine months ended September 30, 2003, an increase of $930,000 from $1,061,000 for the nine month period ended September 30, 2003. Brokerage expenses (including all fixed and variable expenses) decreased by $161,000, from $240,000 in the quarter ended September 30, 2002, to $79,000 in the quarter ended September 30, 2003. For the nine months ended September 30, 2003, brokerage expenses were $1,164,000 compared to $764,000 for the comparable period in the prior year, an increase of $400,000.

     The decrease in total brokerage income and total brokerage expense for the three months ended September 30, 2003 compared to the comparable period in 2002 was due to the sale of 60% of Winston effective July 31, 2003 (the "Agreement"). Subsequent to the Agreement, the Company is accounting for its investment in Winston by the equity method, and a $19,000 loss was recorded in the third quarter. For the nine months ended September 30, 2003 net brokerage income increased primarily because Winston acted as placement agent for a real estate exchange program which was completed in May 2003, for which it received fees of $1,323,000.

     Net investing gains were $154,000 and $367,000 for the three and nine months ended September 30, 2003, respectively, compared to net investing losses of $1,094,000 and $1,699,000 for the comparable periods in 2002. The net investing gains for the three months ended September 30, 2003 related to an increase of $222,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding offset by net realized and unrealized losses in other securities of approximately $68,000.

     Net investing gains for the nine months ended September 30, 2003 related primarily to an increase of approximately $734,000 in the fair value of portfolio positions in which the Company owns greater than five percent of the common stock outstanding. This increase was offset by net realized and unrealized losses in other securities held of approximately $367,000.

     A management fee of $19,000 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services. Commencing August 1, 2003 the Company reimburses Winston for the cost of certain services provided by Winston which include approximately $3,000 per month for accounting services which is expensed, and $7,500 per month in accordance with the Agreement which is recorded as additional investment in Winston. Kent continues to receive approximately $5,300 per month from Winston for office space rental.

     Interest, dividends and other income was $42,000 and $248,000 for the three and nine months ended September 30, 2003, respectively, compared to $124,000 and $455,000 for the three and nine months ended September 30, 2002, respectively. These decreases were the result of lower interest income earned due to lower available interest rates on the Company's cash equivalents and lower invested cash equivalents.

     General and administrative expenses were $462,000 and $426,000 for the quarters ended September 30, 2003 and 2002, respectively, an increase of $36,000. For the nine months ended September 30, 2003 and 2002, general and administrative expenses were $1,404,000 and $1,294,000 respectively, an increase of $110,000 or 9%. This increase was due primarily to higher legal fees incurred in connection with the sale of Winston, higher travel expenses incurred at Winston and increased personnel costs.

Disclosure controls and procedures
----------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls, or other factors, that could significantly affect these controls, subsequent to the date of the evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 4.  -  Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 3, 2003. Management's nominees, Messrs. Paul O. Koether, Casey K. Tjang, and M. Michael Witte, were elected to the Board of Directors

     The following is a tabulation for all nominees:

                                    For                     Withheld
                                -----------                 --------

     Paul O. Koether              1,006,193                     -
     Casey K. Tjang               1,006,193                     -
     M. Michael Witte             1,006,193                     -

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

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

                                         KENT FINANCIAL SERVICES, INC.

Dated: November 19, 2003                 By: /s/ Sue Ann Merrill
                                             --------------------------------
                                             Sue Ann Merrill
                                             Chief Financial Officer
                                               and Secretary

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

November 19, 2003                              /s/ PAUL O. KOETHER
                                               -------------------------------
                                               Paul O. Koether
                                               Chairman and President

                                                                   EXHIBIT 31.2

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Sue Ann Merrill, certify that:

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

November 19, 2003                            /s/ SUE ANN MERRILL
                                             -------------------------------
                                             Sue Ann Merrill
                                             Chief Financial Officer
                                              and Secretary

                                                                    Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   November 19, 2003




/s/ Paul O. Koether
----------------------------------------
Paul O. Koether
Chairman and President




/s/ Sue Ann Merrill
----------------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary