Form 10KSB
period 2003-12-31
KENT FINANCIAL SERVICES INC
filed 2004-03-30
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for the fiscal year ended December 31, 2003 were approximately $3.2 million.

     At February 27, 2004, there were 1,483,153 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by Nasdaq, was approximately $2.5 million.

     Transitional Small Business Disclosure Format  Yes      No   X
                                                       -----   ------

                                     PART I
                                     ------

Item 1.     DESCRIPTION OF BUSINESS
-------     -----------------------

General
-------

     Until July 31, 2003, the Company owned T. R. Winston & Company, Inc. ("Winston, Inc."), a licensed securities broker-dealer and a wholly-owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston, Inc. to two executives of Winston, Inc. (the "Agreement"). Immediately prior to the sale, Winston, Inc. paid cash to Kent reducing Winston, Inc's. equity to $500,000 and subsequently Winston, Inc. was reorganized to form T. R. Winston & Company, LLC ("Winston"). The Company then recorded its 40% investment in Winston at $200,000. Subsequent to the Agreement, the Company has no management responsibility for Winston but is entitled to a 40% distributive share of Winston's profits as defined by the Agreement, and is accounting for its investment in Winston by the equity method. In 2003, $20,000 was recorded as income related to the Company's equity interest in Winston. A copy of the Agreement was filed as an exhibit to the Company's Form 10-QSB for the period ended June 30, 2003.

     The Company also invests through Asset Value Fund Limited Partnership ("AVF"), which was originally founded in 1991 to provide investment advisory and management services and was funded at inception with $5 million. As of December 31, 2003, the equity capital of AVF was approximately $9.2 million. AVF is wholly-owned by the Company. AVF principally selects investments using a value-based approach. At December 31, 2003, AVF held 9 equity investments, of which four consisted of owning more than 5% of the investee's outstanding capital stock. These investments are as follows:

                                                                 Percentage
Security                   Description of Business                Ownership
--------                   -----------------------               ----------

Cortech, Inc.              Manages its technology portfolio          46%
                           and is seeking an acquisition of
                           an operating business

General Devices, Inc.      Seeks to acquire an operating             37%
                           business

Dewey Electronics Corp     Manufactures electronic and               10%
                           eletromechanical devices for
                           the military

GolfRounds.com, Inc.       Seeks to acquire an operating              5%
                           business

     The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. The Company's business and its profitability are affected by many factors, including the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. Markets characterized by low trading volumes and depressed prices generally result in losses from declines in the market value of securities positions.

Competition
-----------

     Until July 31, 2003 the Company owned 100% of Winston (see Item 1. Description in Business - General). Winston is engaged in an extremely competitive business. Competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, commercial banks, thrift institutions and financial consultants. Most of these organizations have substantially more employees and greater financial resources than Winston. Winston also competes for investment funds with banks, insurance companies and investment companies. Discount brokerage firms and on-line internet brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. Winston typically has not engaged in extensive advertising programs for this type of business.

     In addition to competition from firms traditionally engaged in the financial services business, there has been increasing competition in recent years from other sources, such as commercial banks, insurance companies, on-line financial services providers, sponsors of mutual funds and other companies offering financial services both in the United States and on a world-wide basis. The financial services industry has also experienced consolidation and convergence in recent years, as institutions involved in a broad range of financial services industries, such as investment banking, brokerage, asset management, commercial banking and insurance have merged. This convergence trend is expected to continue, and could result in Winston's competitors gaining greater capital and other resources, a broader range of products and services and/or more geographic diversity. In November 1999, the Gramm-Leach Bliley Act was passed in the United States, effectively repealing certain sections of the 1933 Glass-Steagall Act. Its passage allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets traditionally dominated by investment banks and retail securities firms.

Employees
---------

     As of December 31, 2003, the Company and its wholly-owned subsidiaries had 4 employees.

Item 2.     DESCRIPTION OF PROPERTY
-------     -----------------------

Corporate and Branch Offices
----------------------------

     The Company and certain of its affiliates occupy the Company's corporate office building and share direct occupancy costs. The Company's aggregate rental income was approximately $70,000 in the year ended 2003 and $43,000 during 2002. The increase in 2003 was due to the non-consolidation of Winston in the later part of 2003. The office building is collateral for a mortgage loan with a balance of approximately $658,000 at December 31, 2003, bearing interest on that date at the rate of 7.875% per annum. The interest rate is subject to adjustment every five years with the next adjustment date occurring in September 2004. The mortgage loan is payable to a bank in equal monthly payments of $5,345 including interest, through November 2024.


Item 3.     LEGAL PROCEEDINGS
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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 3, 2003. Management's nominees, Messrs. Paul O. Koether, Casey K. Tjang, and M. Michael Witte, were elected to the Board of Directors.

     The following is a vote tabulation for all nominees:

                                        FOR             WITHHELD
                                     ---------          --------

            Paul O. Koether          1,006,193              -
            Casey K. Tjang           1,006,193              -
            M. Michael Witte         1,006,193              -

                                     PART II
                                     -------

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------     --------------------------------------------------------

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

                                        High                      Low
                                      --------                 ---------
Calendar Quarter:

     2003

     First Quarter                     $  3.30                  $   3.02
     Second Quarter                    $  4.25                  $   3.23
     Third Quarter                     $  5.04                  $   3.49
     Fourth Quarter                    $  4.61                  $   3.74

     2002

     First Quarter                     $  5.75                  $   4.05
     Second Quarter                    $  4.15                  $   3.60
     Third Quarter                     $  4.24                  $   3.23
     Fourth Quarter                    $  3.60                  $   3.09

     As of February 29, 2004, the Company had approximately 1,672 stockholders of record of its common stock. The closing price of the common stock was $5.13 on February 27, 2004.

     The Company did not pay dividends in 2003 or 2002 and does not anticipate paying dividends in the foreseeable future.

Item 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION AND
            --------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Liquidity and Capital Resources
-------------------------------

     At December 31, 2003, the Company had consolidated cash and cash equivalents of approximately $3.7 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less, with yields ranging between .874% and .939%. The Company and its subsidiaries also maintain interest bearing balances in its brokerage accounts. The Company had securities owned valued at approximately $6.5 million at December 31, 2003. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. The Company's mortgage note payable on its headquarters facility had a remaining principal amount of approximately $658,000 at December 31, 2003. The loan currently bears interest at the rate of 7.875% with principal payments amortized over twenty-five years. The interest rate is subject to adjustment every five years. The loan matures in November 2024. The Company believes that its liquidity is adequate for future operations including the costs of acquiring new business.

     Net cash of approximately $3.8 million was provided by operations in 2003, compared to net cash used in operations of approximately $3.1 million in 2002. Net income of $357,000 in 2003 compared to a net loss in 2002 of $1,739,000, combined with the reduction in securities owned, offset by the difference in unrealized gains and losses on securities owned were the primary reasons for the cash provided by operations in 2003 compared to the net cash used in 2002. Unrealized gains and losses are included in consolidated operations, but do not utilize or generate cash flows.

     In 2003, cash of $240,000 was used in investing activities due primarily to the investment in Winston, compared to cash used in investing activities of $2,000 in 2002.

     During 2003, the Company repurchased 31,316 shares of its common stock for an aggregate cost of approximately $113,000. In 2002, the Company repurchased 29,017 shares for an aggregate cost of approximately $105,000. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares.

     In 2003, $390,000 was recorded as a liability in connection with sale of Winston. Due to the characteristics of this accrual, the $390,000 was recorded as a deduction in stockholders' equity in the accompanying financial statements. (For more information see Note 1 of Notes to the Consolidated Financial Statements).

Results of Operations
---------------------

     The Company had net income in 2003 of $357,000, ($.22 basic and fully diluted income per share) compared to a net loss of $1,739,000 ($1.04 basic and fully diluted loss per share) in 2002. Total brokerage revenue, which consisted of commissions and principal trading transactions at Winston was approximately $2 million in 2003, an increase of $338,000 from 2002 total brokerage revenue of $1.7 million. Brokerage expenses (including all fixed and variable expenses) increased by $42,000 from $1,122,000 in 2002 to $1,164,000 in 2003. The increase in total brokerage revenue, total brokerage expense and net brokerage income for 2003 compared to 2002 was due to Winston acting as placement agent for a real estate exchange program. Effective July 31, 2003 when 60% of Winston was sold, the Company began accounting for its investment in Winston by the equity method and accordingly $20,000 in income was recorded for the period of August 1, 2003 through December 31, 2003.

     Net investing gains were $663,000 in 2003, an increase of $1,584,000 from net investing losses in 2002 of $921,000. This fluctuation is principally the result of an increase in the carrying value of selected investments in the Company's investment portfolio.

     Affiliates of the Company pay an administrative fee of $19,000 per month for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

     Interest, dividends and other income was $285,000 in 2003 compared to $507,000 in 2002. The decrease was the result of lower interest rates on lower invested balances of the Company's cash equivalents combined with a reduction resulting from the sale of Winston.

     General and administrative expenses were $1.6 million in 2003, a decrease of $200,000 from the $1.8 million recorded in 2002. This decrease was principally the result of the sale of Winston, offset by higher legal fees incurred in connection with the sale.

     Interest expense decreased from $255,000 in 2002 to $55,000 in 2003, due to the sale of Winston.

Critical Accounting Estimates
-----------------------------

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

     The fair value of securities owned at December 31, 2003 was approximately $6.5 million for its long positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $650,000 loss for its long positions as of December 31, 2003. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its brokerage accounts which are classified as cash equivalents in the consolidated financial statements.

Investment Company Act of 1940
------------------------------

     As a result of the Company's sale of 60% of its holdings of Winston, the Company believes that a large portion of its remaining assets may be classified as "investment securities" as such term is defined in the Investment Company Act of 1940, as amended (the "1940 Act"). If the Company, therefore, were deemed to be an investment company under the 1940 Act, it would be required to register as an investment company with the Securities and Exchange Commission and would become subject to the regulatory duties and restrictions of the 1940 Act, including, but not limited to, restrictions on:

         o  operating methods;
         o  management structure;
         o  capital structure and debt issuance;
         o  issuance of dividends; and
         o  transactions with affiliates

     These restrictions would require the Company to significantly change the manner in which it conducts its operations and require it to incur significant expenses for which it has not provided. This would have a material adverse effect on the Company's results of operations.

     Furthermore, if the Company were deemed to be an unregistered investment company, it would be subject to substantial restrictions on its ability to conduct its present business activities unless it became registered with the Securities and Exchange Commission. These restrictions would also have a material adverse effect on the Company's results of operations.

     The Company intends to engage primarily in a business other than that of an investment company and, unless an exclusion from the definition of investment company under the 1940 Act is available to it, the Company intends on taking all action necessary to prevent it from being deemed an investment company within the time permitted by the 1940 Act. This may include reducing the value of the "investment securities" that the Company holds as a percentage of its total assets and any other actions that the Company deems to be appropriate. This reduction could be achieved in a number of ways, including through the disposition of "investment securities" and the acquisition of non-investment security assets. If the Company is required to sell "investment securities" it may be forced to sell them sooner than it otherwise would and these dispositions may be made under unfavorable market conditions resulting in losses to the Company.

     Currently, the Company has retained a consultant to advise it on acquisition opportunities, contacted investment banking firms, business brokers and commercial banks in an effort to consummate a suitable acquisition as soon as possible, and in any event, within the time permitted by the 1940 Act. In addition the Company president is devoting a substantial portion of his time in evaluating alternatives. These efforts are being supported by the chief financial officer and the Company's outside directors. The Company is currently in the preliminary stages of evaluating potential acquisition opportunities.

Item 7.     FINANCIAL STATEMENTS
            --------------------

     The financial statements filed herein are listed below:

     Independent Auditors' Report

     Financial Statements:

          Consolidated Balance Sheet - December 31, 2003

          Consolidated Statements of Operations -
                Years ended December 31, 2003 and 2002

          Consolidated Statements of Stockholders' Equity -
                Years ended December 31, 2003 and 2002

          Consolidated Statements of Cash Flows -
                Years ended December 31, 2003 and 2002

          Notes to Consolidated Financial Statements -
                Years ended December 31, 2003 and 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and Subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.







/s/ Amper, Politziner & Mattia P.C.


February 27, 2004
Edison, New Jersey

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003
                                 ($000 Omitted)


ASSETS
------

Cash and cash equivalents                                         $  3,737
Securities owned                                                     6,509
Investment in T. R. Winston                                            258
Property and equipment:
  Land and building                                                  1,447
  Office furniture and equipment                                        81
                                                                  --------
                                                                     1,528
  Accumulated depreciation                                       (     543)
                                                                  --------
    Net property and equipment                                         985
Other assets                                                             8
                                                                  --------
      Total assets                                                $ 11,497
                                                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Securities sold, not yet purchased                              $    899
  Accounts payable and accrued expenses                                800
  Mortgage payable                                                     658
  Put option                                                           390
  Accrual for previously discontinued operations                       166
                                                                  --------
      Total liabilities                                              2,913
                                                                  --------

Contingent liabilities (Note 4)

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                       -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  1,628,474 shares outstanding                                         163
Additional paid-in capital                                          13,515
Accumulated deficit                                              (   4,704)
Deferred compensation                                            (     390)
                                                                  --------
      Total stockholders' equity                                     8,584
                                                                  --------
      Total liabilities and stockholders' equity                  $ 11,497
                                                                  ========


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)


                                                    Year ended December 31,
                                                    -----------------------
                                                      2003           2002
                                                    --------       --------

Revenues:
  Brokerage commissions and fees                    $ 1,869         $ 1,241
  Principal transactions:
    Trading                                             122             412
    Investing gains (losses)                            663        (    921)
  Management fee income                                 228             198
  Equity in earnings of T. R. Winston                    20               -
  Interest, dividends and other                         285             507
                                                    -------         -------
      Total revenues                                  3,187           1,437
                                                    -------         -------

Expenses:
  Brokerage                                           1,164           1,122
  General, administrative and other                   1,577           1,796
  Interest                                               55             255
                                                    -------         -------
      Total expenses                                  2,796           3,173
                                                    -------         -------

Income (loss) before income taxes                       391        (  1,736)
Provision for income taxes                               34               3
                                                    -------         -------
Net income (loss)                                   $   357        ($ 1,739)
                                                    =======         =======

Basic and diluted net income (loss)
  per common share                                  $   .22        ($  1.04)
                                                    =======         =======

Weighted average number of common shares
 outstanding (in 000's)                               1,646           1,674
                                                    =======         =======













          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($000 Omitted)






                                                Additional                                        Total
                                    Common       Paid-In     Accumulated       Deferred       Stockholders'
                                    Stock        Capital       Deficit       Compensation        Equity
                                    -----        -------       -------       ------------        ------


Balance, December 31, 2001         $    169      $ 13,727     ($  3,322)       $      -         $ 10,574

Repurchase and cancellation
  of common stock                 (       3)    (     102)            -               -        (     105)

Net loss                                  -             -     (   1,739)              -        (   1,739)
                                   --------      --------      --------        --------         --------

Balance, December 31, 2002              166        13,625     (   5,061)              -            8,730

Repurchase and cancellation
  of common stock                 (       3)    (     110)            -               -        (     113)

Deferred compensation                     -             -             -       (     390)       (     390)

Net income                                -             -           357               -              357
                                   --------      --------      --------        --------         --------

Balance, December 31, 2003         $    163      $ 13,515     ($  4,704)      ($    390)        $  8,584
                                   ========      ========      ========        ========         ========







          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                      Year Ended December 31,
                                                      -----------------------
                                                        2003           2002
                                                      --------       --------

Cash flows from operating activities:
  Net income (loss)                                    $   357        ($1,739)
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                           38             42
    Unrealized (gains) losses on securities owned     (    769)           377
    Change in investment in T. R. Winston             (     20)             -
  Change in operating assets and liabilities:
    Change in securities owned                           4,125        ( 1,773)
    Change in accounts payable and accrued expenses   (     92)            88
    Other, net                                             135        (   119)
                                                       -------         ------
          Net cash provided by (used in)
            operating activities                         3,774        ( 3,124)
                                                       -------         ------

Cash flows from investing activities:
  Purchase of equipment                               (      2)       (     2)
  Investment in T. R. Winston                         (    238)             -
                                                       -------         ------
          Net cash used in investing activities       (    240)       (     2)
                                                       -------         ------

Cash flows from financing activities:
  Repurchase of common stock                          (    113)       (   105)
  Scheduled mortgage payments                         (     12)       (    11)
                                                       -------         ------
          Net cash used in financing activities       (    125)       (   116)
                                                       -------         ------

Net increase (decrease) in cash and
  cash equivalents                                       3,409        ( 3,242)
Cash and cash equivalents at beginning of period           328          3,570
                                                       -------         ------
Cash and cash equivalents at end of period             $ 3,737         $  328
                                                       =======         ======

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                           $    52         $  255
                                                       =======         ======
    Taxes                                              $     2         $   10
                                                       =======         ======
  Non-cash put option liability                        $   390         $    -
                                                       =======         ======





          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the "Company" or "Kent") and its wholly-owned subsidiaries, Kent Advisors, Inc., Texas American Petrochemicals, Inc. ("TAPI") and Asset Value Management, Inc. and its respective subsidiaries, Asset Value Fund Limited
Partnership ("AVF"), and Asset Value Holdings, Inc. TAPI and Kent Advisors, Inc., are inactive. All material intercompany balances and transactions have been eliminated in consolidation.

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform to the current year's presentation.

Cash Equivalents
----------------

The Company considers as cash equivalents all short-term investments which are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist of U. S. Treasury Bills with original maturity of 90 days that matured through March 2004 and were substantially all reinvested for an additional 90 days. The Company also maintains interest bearing balances in its brokerage accounts. All cash and cash equivalents are on deposit either with a major money center bank or with the securities broker dealer.

Securities Owned And Securities Sold, Not Yet Purchased
-------------------------------------------------------

Securities owned and securities sold, not yet purchased are recorded on a trade date basis and are valued at fair value.

The Company holds from time to time principal investment securities which are recorded at quoted market prices or at fair value as determined by management based on other relevant factors. The net change in market or fair value of investment securities owned is included in principal transactions investing gains. Substantially all securities are owned by AVF and consist of equity securities valued at market value.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

Interest Income and Expenses
----------------------------

Kent and subsidiaries receive interest income on its credit balances at its securities broker dealer and is charged interest expense on its debit balances at the securities broker dealer, if applicable.

Winston receives interest income on its credit balances at the clearing broker and was charged interest expense on its debit balances at the clearing broker. Prior to the sale of Winston such interest income and expense was recorded in the consolidated financial statements.

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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

Estimates
---------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

Sale of T. R. Winston
---------------------

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

Recent Accounting Standards
---------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments: (1) mandatory redeemable financial instruments;
(2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

2.   BUSINESS
     --------

The Company's business is comprised principally of the management of AVF. AVF is an investment partnership whose primary purpose is to make investments in a limited number of companies whose securities are considered undervalued by the partnership's management.

The Company also maintains an investment in T. R. Winston & Company, LLC. See Footnote 4 for information on this investment.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

3.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
     -------------------------------------------------------

Securities owned and securities sold, not yet purchased as of December 31, 2003,
consisting  of  portfolio   positions  (equity   securities)  held  for  capital
appreciation consist of the following (in 000's):

                                                                      Sold
                                                                     Not Yet
                                                     Owned          Purchased
                                                     -----          ---------

    Marketable equity securities
      Portfolio Positions of Greater
        than 5% of outstanding common stock:
          Cortech, Inc. (1,660,672 shares)          $ 5,331           $    -
          Dewey Electronics (143,300 shares)            566                -
          Golf Rounds.com, Inc. (189,600 shares)        205                -
          General Devices, Inc. (866,558 shares)        139                -
      All other portfolio positions                     268              899
                                                    -------           ------
    Aggregate market                                $ 6,509           $  899
                                                    =======           ======


4.   INVESTMENT IN T. R. WINSTON & COMPANY, LLC.
     -------------------------------------------

Until July 31, 2003, the Company owned T. R. Winston & Company, Inc. ("Winston, Inc."), a licensed securities broker-dealer and a wholly-owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston, Inc. to two executives of Winston, Inc. (the "Agreement"). Immediately prior to the sale, Winston, Inc. paid cash to Kent reducing Winston, Inc's. equity to $500,000 and subsequently Winston, Inc. was reorganized to form T. R. Winston & Company, LLC ("Winston"). The Company then recorded its 40% investment in Winston at $200,000. Subsequent to the Agreement, the Company has no management responsibility for Winston but is entitled to a 40% distributive share of Winston's profits as defined by the Agreement, and is accounting for its investment in Winston by the equity method. In 2003, $20,000 was recorded as income related to the Company's equity interest in Winston.

Also, in connection with the Agreement $390,000 was accrued as a put option liability payable to one of the purchasing officers upon certain conditions which are described in the agreement. Due to the characteristics of this accrual the $390,000 was not expensed and was recorded as a deduction in stockholders equity in the accompanying financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

5.   INCOME TAXES
     ------------

The components of income tax expense are as follows:

                                                         ($000 Omitted)
                                                      Year Ended December 31,
                                                      -----------------------
                                                        2003           2002
                                                      --------       --------

                  Federal-Current                      $    -         $    -
                  State-Current                            34              3
                  Deferred                                  -              -
                                                       ------         ------

                           Total                       $   34         $    3
                                                       ======         ======

Total income tax expense for the years ended December 31, 2003 and 2002 is different from the amount computed by multiplying total earnings (loss) before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                        ($000 Omitted)
                                                     Year Ended December 31,
                                                     -----------------------
                                                       2003           2002
                                                     --------       --------

Income tax expense (benefit) computed at
  statutory rates on total earnings (loss)
    before income taxes                               $  134        ($  590)

Increase (decrease) in tax from:
  State income tax, net of Federal benefit                22              2
  Change in estimate of net operating losses             291            174
 Expiration of state net operating loss
  carryforwards                                           16             47
Increase (decrease) in valuation allowance           (   539)           347
Other, net                                               110             23
                                                      ------         ------
    Total tax expense                                 $   34         $    3
                                                      ======         ======

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002


The tax effects of significant items comprising the Company's net deferred tax asset at December 31, 2003 are as follows:

                                                             ($000 Omitted)
                                                             --------------

         Deferred tax assets:
             Operating loss carryforwards                        $ 2,639
             Capital loss carryforwards                              241
             Alternative minimum tax credit carryforward             958
             Mark-to-market valuation adjustments                     83
             Deferred Compensation                                   156
             Other                                                    14
                                                                  ------
                                                                   4,091
         Valuation allowance                                    (  4,091)
                                                                 -------
         Net deferred tax asset                                  $     -
                                                                 =======

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 2003, the valuation allowance decreased by $539,000, principally as a result of the generation of new deferred tax assets.

Significant carryforward balances for Federal income tax purposes as of December 31, 2003 are: ($000 omitted)

                                                               Expiration
                                            Amount                Years
                                            ------                -----

         Net operating loss               $  7,079             2006 - 2023
         Capital loss carryforwards            603             2006 - 2007
         Alternative minimum tax credit        958                     N/A

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

6.   MORTGAGE PAYABLE
     ----------------

The mortgage loan is collateralized by the Company's headquarters facility and bears interest at the rate of 7.875%. This rate is subject to change every 5 years which will next occur during September 2004. The mortgage loan is payable in equal monthly installments of $5,345 including interest, through November 2024.

Scheduled maturities for years ending December 31, are as follows (in $000):

                  YEAR                             MATURITY
                  ----                             --------
                  2004                              $  13
                  2005                                 14
                  2006                                 15
                  2007                                 16
                  2008                                 18
            Thereafter                                582
                                                    -----
                                                    $ 658
                                                    =====

7.   PUT OPTION LIABILITY
     --------------------

In connection with the Agreement relating to the sale of Winston $390,000 has been accrued as of September 30, 2003. Due to the characteristics of this accrual, the $390,000 was not expensed and was recorded as a deduction in stockholders' equity in the accompanying financial statements. (For more information on the Agreement, see Note 4.)

8.   CAPITAL STOCK
     -------------

Common Stock Repurchases
------------------------

In March 2001, the Board of Directors approved a plan to repurchase up to 150,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). As of December 31, 2003, 68,713 shares under the 2001 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

The Company accrues compensation expense for the issuance of stock options granted in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." There was no such compensation expense in 2003 and 2002.

9.   COMPENSATION ARRANGEMENTS
     -------------------------

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

Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability. Such payments shall continue until the Chairman reaches age 75. The Company is accruing the present value of the contingent payments under this agreement. Included is accrued expenses at December 31, 2003 is approximately $502,000 related to this liability.

On July 1, 2001, the Company entered into an employment agreement with the Company's then Executive Vice President for a three-year term commencing July 1, 2001 at an annual salary of $190,000. All other terms and conditions are

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

identical to that of the Chairman's agreement except that long term disability payments are equal to 70% of the base salary and such disability payments shall continue until age 65. Effective with the sale of Winston this officer resigned from the Company, however certain terms and conditions still are in effect. In connection with the Amended and Restated Limited Liability Company Agreement, $390,000 has been accrued relating to this employment agreement. Due to the characteristics of this accrual, the $390,000 was not expensed and was recorded as a deduction in stockholders equity in accompanying financial statement.

10.  PREVIOUSLY DISCONTINUED OPERATIONS
     ----------------------------------

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

11.  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

Since March 1990 certain non-subsidiary affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $70,000 and $43,000 during 2003 and 2002, respectively. The

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

increase in 2003 was due to the non-consolidation of Winston during the later part of 2003.

The Company reimburses affiliates for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $73,000 and $124,000 during 2003 and 2002, respectively.

12.  OFF-BALANCE SHEET RISK
     ----------------------

Winston is engaged in various trading and brokerage activities, on an agency and principal basis. Winston's exposure to off-balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill their obligations arising from a transaction.

Winston conducts its business on a fully disclosed basis with one clearing broker, Bear, Stearns Securities Corp., on behalf of its customers and for its own proprietary accounts, pursuant to a clearance agreement. At December 31, 2003, substantially all of the securities owned and the total receivable from clearing broker are positions with and amounts due from this clearing broker. Winston is subject to credit risk should the clearing broker be unable to pay this balance.


13.  SEGMENT REPORTING
     -----------------

The Company has determined that it does not have reportable operating segments. The Company conducts stock brokerage activities through its wholly-owned subsidiary AVF, as described in Note 2 of Notes to the Consolidated Financial Statements. AVF does not have an individual segment managers or discrete financial data used to allocate resources.

14.  401 K - PLAN
     ------------

Eligible employees can elect to participate in the Company's qualified 401(k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($12,000 in 2003 and $11,000 in 2002). The employees' contributions are 100% vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There were no employer matching contributions in 2003 or 2002.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

15.  INVESTMENT COMPANY ACT OF 1940
     ------------------------------

As a result of the Company's sale of 60% of its holdings of Winston, the Company believes that a large portion of its remaining assets may be classified as "investment securities" as such term is defined in the Investment Company Act of 1940, as amended (the "1940 Act"). If the Company, therefore, were deemed to be an investment company under the 1940 Act, it would be required to register as an investment company with the Securities and Exchange Commission and would become subject to the regulatory duties and restrictions of the 1940 Act, including, but not limited to, restrictions on:

         o  operating methods;
         o  management structure;
         o  capital structure and debt issuance;
         o  issuance of dividends; and
         o  transactions with affiliates

These restrictions would require the Company to significantly change the manner in which it conducts its operations and require it to incur significant expenses for which it has not provided. This would have a material adverse effect on the Company's results of operations.

Furthermore, if the Company were deemed to be an unregistered investment company, it would be subject to substantial restrictions on its ability to conduct its present business activities unless it became registered with the Securities and Exchange Commission. These restrictions would also have a material adverse effect on the Company's results of operations.

The Company intends to engage primarily in a business other than that of an investment company and, unless an exclusion from the definition of investment company under the 1940 Act is available to it, the Company intends on taking all action necessary to prevent it from being deemed an investment company within the time permitted by the 1940 Act. This may include reducing the value of the "investment securities" that the Company holds as a percentage of its total assets and any other actions that the Company deems to be appropriate. This reduction could be achieved in a number of ways, including through the disposition of "investment securities" and the acquisition of non-investment security assets. If the Company is required to sell "investment securities" it may be forced to sell them sooner than it otherwise would and these dispositions may be made under unfavorable market conditions resulting in losses to the Company.

Currently,  the Company has  retained a consultant  to advise it on  acquisition
opportunities,   contacted  investment  banking  firms,   business  brokers  and

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

commercial banks in an effort to consummate a suitable acquisition as soon as possible, and in any event, within the time permitted by the 1940 Act. In addition the Company president is devoting a substantial portion of his time in evaluating alternatives. These efforts are being supported by the chief financial officer and the Company's outside directors. The Company is currently in the preliminary stages of evaluating potential acquisition opportunities.

16.  SUBSEQUENT EVENT
     ----------------

On January 2, 2004, the Board of Directors approved a plan authorizing the Company to purchase up to an additional 250,000 shares of it's common stock.

Item 8.     CHANGES  IN  AND  DISAGREEMENTS WITH  ACCOUNTANTS ON  ACCOUNTING AND
            --------------------------------------------------------------------
            FINANCIAL DISCLOSURES
            ---------------------

     None.

Item 8A.    CONTROLS AND PROCEDURES
            -----------------------

     As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

     There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                    PART III
                                    --------

Item 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
            --------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------

     The current members of the Board of Directors were elected at the 2003 Annual Meeting and will serve until the next Annual Meeting or until their successors have been elected and qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 29, 2004 were as follows:

           Name                         Age                 Position Held
           ----                         ---                 -------------

      Paul O. Koether                    67              Chairman, Director and
                                                          President

      Casey K. Tjang                     65              Director

      M. Michael Witte                   77              Director

------------------------------------

     Paul O. Koether is principally engaged in the following businesses: (i) Chairman and director since July 1987 and President since October 1990 of the Company, and until December 31, 2003 when it was dissolved the general partner of Shamrock Associates, ("Shamrock") an investment partnership which was the principal stockholder of the Company; (ii) various positions with affiliates of the Company, including Chairman since 1990 until August 1, 2003 and a registered representative since 1989 of T. R. Winston & Company, LLC. ("Winston"); and
(iii) Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., ("Pure World") and since December 1994 has been a director and since January 1995 has been Chairman of Pure World's wholly-owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products. He is also Chairman and a director of Pure World's principal stockholder, Sun Equities Corporation, ("Sun") a private company. In September 1998, Mr. Koether has been a director and Chairman of Cortech, Inc., ("Cortech") a biopharmaceutical company seeking to redeploy its assets. Mr. Koether was a director of Golf Rounds.com, Inc., ("Golf Rounds") a non-operating company from July 1992 to January 2000. Since November 2003 Mr. Koether has been General Partner of Emerald Partners ("Emerald") an investment partnership.


                                     III-1

     Casey K. Tjang has been a director of the Company since 1992. Since August 2000, he has been Executive Vice President Finance with Knowledgewindow, Inc., an e-learning provider of internet training. From December 1995, until August 2000, with Leading Edge Packaging, Inc., a marketing, wholesaler and distribution company of consumer product packagings in the following capacities: director and Secretary since December 1995; Chief Financial Officer since September 1996 and President since September 1998. On August 16, 2000 Leading Edge Packaging, Inc., filed a Chapter XI petition and on November 21, 2000, converted to Chapter VII under the United States Bankruptcy Code.

     M. Michael Witte has been a director of the Company since 1986. Since August 1980, he has been President of M. M. Witte & Associates, Inc., a private corporation which is engaged in oil and gas consulting and investment management. In November 1995 Mr. Witte was elected Co-Chairman of The American Drilling Company, L.L.C., a position he subsequently relinquished after his election on August 1, 1996 as President and Chief Executive Officer of South Coast Oil Corporation, a Los Angeles based oil company founded in 1921.

     Section 16(a) of the Securities Exchange Act requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC"). Officers and directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 which they file.

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Audit Committee Financial Expert
--------------------------------

     The Board of Directors of the Company has determined that Casey K. Tjang is an audit committee financial expert as that term is defined under SEC rules and that Mr. Tjang is independent, as the term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

Code of Ethics
--------------

     The Company is in the process of adopting its code of Ethics.






                                     III-2

Item 10.     EXECUTIVE COMPENSATION
             ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2003, 2002 and 2001, for those persons who were, at December 31, 2003 (i) the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").



                           Summary Compensation Table

                                                                             Long-Term
Name and Principal              Annual Compensation(1)(2)                  Compensation      Other
                           ---------------------------------               ------------      -----
Officer                 Year       Salary        Bonus        Other(3)       Options(#)

Paul O. Koether         2003      $240,000      $     -        $ 69,113          -             -
Chairman, Presi-        2002      $240,000      $     -        $ 63,552          -             -
dent and Chief          2001      $240,000      $     -        $104,699          -             -
Executive Officer

----------------------------------------------------

(1) The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2) Mr. Koether received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any of the Named Officers. Such amounts are excluded from the table.

(3) Represents commissions paid by T. R. Winston to Mr. Koether in his capacity as a registered representative for securities trades made for his customers.

     There were no stock options granted pursuant to the Company's 1987 Non-Qualified Stock Option Plan (the "Plan") during the fiscal years ended December 31, 2003, 2002 and 2001 to the Named Officer. All activity in the Plan was completed as of December 31, 2000 and there were no outstanding options as of December 31, 2003.

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.
During 2003, the Company paid directors' fees in the aggregate amount of approximately $55,000.




                                     III-3

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

     Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company's stock outstanding as of December 1, 2003, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding stock or (ii) individuals constituting the Board of Directors on December 1, 2002 ("Incumbent Board"), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board. "Good reason" means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

     Mr. Koether may also terminate his employment if the Company fails to perform its obligations under the Agreement (including any material change in Mr. Koether's duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

     The Company may terminate Mr. Koether's employment under the Agreement for "cause" which is defined as (i) Mr. Koether's continued failure to substantially perform his duties under the Agreement (other than by reason of his mental or physical incapacity or the removal of his office to a location more than five miles from its current location) which is not cured within specified time periods, or (ii) Mr. Koether's conviction of any criminal act or fraud with respect to the Company. The Company may not terminate Mr. Koether's employment except by a vote of not less than 80 percent of the entire Board of Directors at


                                     III-4
a meeting at which Mr. Koether is given the opportunity to be heard.

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

     On July 1, 2001, the Company entered into an employment agreement with the Company's then Executive Vice President for a three-year term commencing July 1, 2001 at an annual salary of $190,000. All other terms and conditions are identical to that of the Chairman's agreement except that long term disability payments are equal to 70% of the base salary and such disability payments shall continue until age 65. Effective with the sale of Winston this officer resigned from the Company, however certain terms and conditions of the agreement still are in effect. (See the Amended and Restated Limited Liability Company Agreement, which was filed as an exhibit to the Company's Form 10-QSB for the period ended June 30, 2003.)























                                     III-5

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 29, 2004 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

                                     Amount and Nature
    Name and Address                   of Beneficial            Percent of
  of Beneficial Owner                   Ownership (1)              Class
  -------------------                   -------------              -----

Paul O. Koether                           983,293(2)               66.3%
 211 Pennbrook Road
 Far Hills, NJ 07931

Casey K. Tjang                              6,000                    *
 510 Tallwood Lane
 Greenbrook, NJ 08812

M. Michael Witte                            1,000                    *
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

The Estate of Natalie I. Koether          312,849                 21.09%
 211 Pennbrook Road
 Far Hills, NJ 07931

All Directors and Officers                990,293                 66.77%
as a Group (3 persons)
-----------------------------------------
*Less than 1 percent.

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below.

(2) Includes the 312,849 Shares beneficially owned by the Estate of Natalie I. Koether. As Executor of the Estate of Natalie I. Koether, Mr. Koether may be deemed to own these shares beneficially. Includes 28,332 shares owned by Sun Equities Corporation ("Sun"), a private corporation of which Mr. Koether is the Chairman and a principal stockholder. Mr. Koether disclaims beneficial ownership of such shares.





                                     III-6

     The  following  table  shows   information  with  respect  to  each  equity
compensation plan under which the Company's Common Stock is authorized for issuance as of the end of fiscal year 2003.



                      Equity Compensation Plan Information


                       Number of Securities         Weighted-average        Number of Securities remaining
                        to be issued upon          exercise price of         available for future issuance
                           exercise of                outstanding              under equity compensation
                       outstanding options,        options, warrants          plans (excluding securities
                       warrants and rights             and rights              reflected in column (a))
                            Column (a)                 Column (b)                     Column (c)

Equity
compensation plans
approved by
security holders                  0                      $   0                             0

Equity
compensation plans
not approved by
security holders                  0                          0                             0
                              -----                      -----                         -----

Total                             0                      $   0                             0
                              =====                      =====                         =====



     At December 31,2003, the Company had no Common Stock options outstanding.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

     Since March 1990 certain  affiliates  including  Winston have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $70,000 and $43,000 in 2003 and 2002, respectively. The increase in 2003 was due to the rental income received from Winston commencing in August 2003.

     The Company reimburses affiliates for the direct cost of certain group medical insurance, office supplies and expenses. Such reimbursements were approximately $73,000 and $124,000 during 2003 and 2002, respectively.

     Affiliates of the Company pay an administrative fee of $19,000 per month for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.











                                     III-7

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

             3.2(b) Certificate of Amendment to Certificate of Incorpora-tion. (3)

             3.2(c) Certificate of Amendment to Certificate of Incorpora-tion dated September 26, 1991. (4)

             10.1         1987 Non-Qualified Executive Stock Option Plan. (6)

             10.2 Employment Agreement, dated December 1, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (8)

             10.3 Employment Agreement, dated July 1, 2001 by and between Kent Financial Services, Inc., and John W. Galuchie, Jr. (7)

             10.4 Amended and Restated Limited Liability Company Agreement of T. R. Winston & Company, LLC (9)

             21           Subsidiaries*

             31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

             31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

             32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b) Reports on Form 8-K
    -------------------

     On January 8, 2004, the Company filed a Form 8-K reporting that it had issued a Press Release announcing that the Company had repurchased a block of 142,875 shares of common stock.

-------------------
*   Filed herewith.

(1) Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2) Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3) Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4) Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)  Intentionally left blank.
(6) Incorporated by reference to Texas American Energy Corporation Proxy Statement dated November 11, 1987.
(7) Incorporated by reference to Kent Financial Services, Inc., Form 10-QSB for the quarter ended June 30, 2001.
(8) Incorporated by reference to Kent Financial Services, Inc., Form 10-KSB for the fiscal year ended December 31, 2002.
(9) Incorporated by reference to Kent Financial Services, Inc., Form 10-QSB for the quarter ended June 30, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
             --------------------------------------

Year ended December 31, 2003

Audit Fees: The aggregate fees, including expenses, billed, or expected to be billed, by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $34,450.

Tax Fees: The aggregate fees, including expenses, billed, or expected to be billed, by the Company's principal accountant in connection with the preparation of income tax returns for the Company for the fiscal year ending December 31, 2003 was $8,000.

All Other Fees: There were no other fees billed to the Company by its principal accountant during 2003.

Year ended December 31, 2002

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $45,905.

Tax Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the preparation of income tax returns for the Company for the fiscal year ending December 31, 2002 was $11,750.

All Other Fees: There were no other fees billed to the Company by its principal accountant during 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENT FINANCIAL SERVICES, INC.

Dated:  March 30, 2004                 BY   /s/ Paul O. Koether
                                            -----------------------------------
                                            Paul O. Koether
                                            Chairman of the Board,
                                            President and Director
                                            (Principal Executive Officer)



                                       BY   /s/ Sue Ann Merrill
                                            -----------------------------------
                                            Sue Ann Merrill
                                            Chief Financial Officer
                                            and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 30, 2004                      /s/ Paul O. Koether
                                            -----------------------------------
                                            Paul O. Koether
                                            Chairman of the Board,
                                            President and Director
                                            (Principal Executive Officer)


Dated:  March 30, 2004                      /s/ Casey K. Tjang
                                            -----------------------------------
                                            Casey K. Tjang
                                            Director

Dated:  March 30, 2004                      /s/ M. Michael Witte
                                            -----------------------------------
                                            M. Michael Witte
                                            Director

                                                                      EXHIBIT 21


                          KENT FINANCIAL SERVICES, INC.

                                  SUBSIDIARIES




Name of Subsidiary                                State of Incorporation
------------------                                ----------------------



Asset Value Holdings, Inc.                                Delaware

Asset Value Management, Inc.                              Delaware

Kent Advisors, Inc. (Inactive)                            New Jersey

Texas American Petrochemicals, Inc. (Inactive)            Texas

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

March 30, 2004                                   /s/ PAUL O. KOETHER
                                                 ------------------------------
                                                 Paul O. Koether
                                                 Chairman and President

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

March 30, 2004                                    /s/ SUE ANN MERRILL
                                                  ------------------------------
                                                  Sue Ann Merrill
                                                  Chief Financial Officer
                                                  and Secretary

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the period ended December 31, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and
     2.   The information contained in the Periodic Report fairly
                  presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   March 30, 2004


/s/ Paul O. Koether
----------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
----------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary