Form 10QSB
period 2004-03-31
KENT FINANCIAL SERVICES INC
filed 2004-05-14
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 2004
                                            --------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of April 30, 2004, the issuer had 2,962,154 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).

                               Yes       No  X
                                  -----    -----

PART I   -  FINANCIAL INFORMATION
------      ---------------------
Item 1.  -  Financial Statements
-------     --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (UNAUDITED)
                                 ($000 Omitted)
ASSETS
------

Cash and cash equivalents                                             $  2,736
Securities owned                                                         6,265
Investment in T. R. Winston                                                390
Property and equipment:
  Land and building                                                      1,447
  Office furniture and equipment                                            81
                                                                      --------
                                                                         1,528
  Accumulated depreciation                                           (     551)
                                                                      --------
  Net property and equipment                                               977
Other assets                                                                18
                                                                      --------
      Total assets                                                    $ 10,386
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

Securities sold, not yet purchased                                    $    206
Accounts payable and accrued expenses                                      853
Mortgage payable                                                           655
Put option                                                                 344
Accrual for previously discontinued operations                             166
                                                                      --------
      Total liabilities                                                  2,224
                                                                      --------

Contingent liabilities

Stockholders' equity:

Preferred stock without par value, 500,000
  shares authorized; none outstanding                                        -
Common stock, $.10 par value, 4,000,000
  shares authorized; 2,965,842 outstanding                                 297
Additional paid-in capital                                              12,725
Accumulated deficit                                                  (   4,516)
Deferred compensation                                                (     344)
                                                                      --------
      Total stockholders' equity                                         8,162
                                                                      --------
      Total liabilities and stockholders' equity                      $ 10,386
                                                                      ========

     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                       2004        2003
                                                      ------      ------

Revenues:
  Principal transactions:
    Investing gains (losses)                          $   42     ($  126)
    Trading                                                -          23
  Brokerage commissions and fees                           -         378
  Management fee income                                   57          57
  Equity in earnings of T. R. Winston                    109           -
  Interest, dividends and other                          228          68
                                                      ------      ------
                                                         436         400
                                                      ------      ------

Expenses:
  General and administrative                             220         465
  Brokerage                                                -         259
  Interest                                                13          16
                                                      ------      ------
                                                         233         740
                                                      ------      ------

Income (loss) before income taxes                        203     (   340)
Provision (benefit) for income taxes                      16     (     1)
                                                      ------      ------
Net income (loss)                                     $  187     ($  339)
                                                      ======      ======

Basic and diluted net income (loss) per
  common share                                        $  .06     ($  .10)
                                                      ======      ======

Weighted average number of common
  shares outstanding (in 000's)                        2,985       3,316
                                                      ======      ======











     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2004        2003
                                                         ------      ------

Cash flows from operating activities:
  Net income (loss)                                      $   187    ($   339)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                             8           9
     Unrealized gains (losses) on
      securities owned                                  (     26)        139
     Equity in earnings of T. R. Winston                (    109)          -
Changes in operating assets and liabilities:
   Change in securities owned                           (    424)        738
   Change in accounts payable and
    accrued expenses                                          44    (     31)
   Other, net                                                  1    (    185)
                                                         -------     -------
   Net cash provided by (used in) operating activities  (    319)        331
                                                         -------     -------

Cash flows from investing activities -
   Investment in T. R. Winston                          (     23)          -
                                                         -------     -------

Cash flows from financing activities:
  Repurchase of common stock                            (    656)   (     26)
  Principal mortgage payments                           (      3)   (      3)
                                                         -------     -------
   Net cash used in financing activities                (    659)   (     29)
                                                         -------     -------

Net increase (decrease) in cash and cash equivalents    (  1,001)        302
Cash and cash equivalents at beginning of period           3,737         328
                                                         -------     -------
Cash and cash equivalents at end of period               $ 2,736     $   630
                                                         =======     =======

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                             $    13     $    16
                                                         =======     =======
    Taxes                                                $     -     $     2
                                                         =======     =======





     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 AND 2003
                                   (UNAUDITED)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     Until July 31, 2003, the Company owned T. R. Winston & Company, Inc. ("Winston, Inc."), a licensed securities broker-dealer and a wholly-owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston, Inc. to two executives of Winston, Inc. (the "Agreement"). Immediately prior to the sale, Winston, Inc. paid cash to Kent reducing Winston, Inc's. equity to

$500,000 and subsequently Winston, Inc. was reorganized to form T. R. Winston & Company, LLC ("Winston"). The Company then recorded its 40% investment in Winston at $200,000. Subsequent to the Agreement, the Company has no management responsibility for Winston but is entitled to a 40% distributive share of Winston's profits as defined by the Agreement, and is accounting for its investment in Winston by the equity method. In the first quarter of 2004, $109,000 was recorded as income related to the Company's equity interest in Winston.

     The Company also invests through its wholly-owned subsidiary Asset Value Fund Limited Partnership ("AVF"). AVF principally selects investments using a value-based approach. At March 31, 2004, AVF owned more than 5% of the following securities:

                                                                  Percentage
Security                     Description of Business              Ownership
--------                     -----------------------              ---------

Cortech, Inc.                Manages its technology portfolio        47%
                             and is seeking an acquisition of
                             an operating business

General Devices, Inc.        Seeks to acquire an operating           37%
                             business

Dewey Electronics Corp       Manufactures electronic and             10%
                             eletromechanical devices for
                             the military

GolfRounds.com, Inc.         Seeks to acquire an operating            5%
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

     Securities owned and securities sold, not yet purchased as of March 31, 2004, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following (in 000's):


                                                                   Sold
                                                                  Not Yet
                                                  Owned          Purchased
                                                  -----          ---------
Marketable equity securities:
  Portfolio positions of
   greater than 5% of
    outstanding common stock:
      Cortech, Inc. (1,696,220 shares)            $ 5,411          $    -
      Dewey Electronics Corp. (141,800 shares)        543               -
      GolfRounds.com, Inc. (189,600 shares)           171               -
      General Devices, Inc. (866,558 shares)          139               -
  All other portfolio positions                         1             206
                                                  -------          ------
      Fair value                                  $ 6,265          $  206
                                                  =======          ======

     Securities owned which are not valued at listed market prices at March 31, 2004 amounted to $5,721,000.

4.   Income taxes
     ------------

     The  components  of income  tax  expense  (benefit)  are as  follows  ($000
Omitted):

                                                   Three Months Ended
                                                         March 31,
                                                   -------------------
                                                    2004         2003
                                                   ------       ------

                   Federal - Current                $  -         $  -
                   State - Current                    16        (   1)
                   Deferred                            -            -
                                                    ----        ----

                   Total                            $ 16        ($  1)
                                                    ====         ====

     Total income tax expense for the three months ended March 31, 2004 and 2003 is different from the amounts computed by multiplying total earnings (loss) before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                    Three Months Ended
                                                          March 31,
                                                    ------------------
                                                     2004        2003
                                                    ------      ------

Income tax expense computed at
  statutory rates on total earnings
    (loss) before income taxes                       $  69      ($ 116)
Increase (decrease) in tax from:
  Valuation allowance on net operating
    loss carryforward                               (   69)        116
  State income tax (benefit), net of Federal
    Benefit                                             16      (    1)
                                                     -----       -----

      Total                                          $  16      ($   1)
                                                     =====       =====

5.   Capital Stock Activity
     ----------------------

     Common Stock Repurchases
     ------------------------

     In March 2001, the Board of Directors approved a plan to repurchase up to 300,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). As of March 31, 2004, all shares under the 2001 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

     In January 2004, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2004 Plan"). In April 2004, the Board of Directors reduced the number of shares available for repurchase under the 2004 Plan to 200,000 shares. As of March 31, 2004, 153,680 shares under the 2004 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

     On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. Accordingly, all share information has been restated.

6.   Put Option Liability
     --------------------

     In connection with the Agreement relating to the sale of Winston $344,000 has been accrued as of March 31, 2004. The $344,000 is recorded as a deduction in stockholders' equity in the accompanying financial statements. (For more information on the Agreement, see Note 2.)

7.   Related Party Transactions
     --------------------------

     A management fee of $19,000 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services. Commencing August 1, 2003 the Company reimburses Winston for the cost of certain services provided by Winston which include approximately $3,000 per month for accounting services which is expensed, and $7,500 per month in accordance with the Agreement which is recorded as additional investment in Winston. Kent receives approximately $5,300 per month from Winston for office space rental.

8.   Investment Company Act of 1940
     ------------------------------

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

9.   Subsequent Event
     ----------------

     On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. The Board of Directors also reduced the previously authorized buy back of Common Shares to 200,000 post split shares. Accordingly, all share and per share information have been restated to reflect this dividend.

Item 2.  -  Management's  Discussion  and  Analysis of  Financial  Condition and
-------     --------------------------------------------------------------------
            Results of Operations
            ---------------------

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of approximately $2.7 million and securities owned of approximately $6.3 million at March 31, 2004. Substantially all securities are owned by Asset Value Fund Limited Partnership. Securities carried at fair value of $5,721,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash used in operations was $319,000 in the three months ended March 31, 2004 compared to the net cash provided by operations of $331,000 in the comparable period of 2003. Net cash used in operations during the three months ended March 31, 2004 was principally from the change in securities and offset by the net income for the quarter. Net cash provided by operations during the three months ended March 31, 2003 was principally from the net loss offset by the change in securities owned.

     Net cash used in financing activities of $659,000 and $29,000 in the three month periods ended March 31, 2004 and 2003, respectively, was principally for the purchase of the Company's common stock, which was subsequently retired, and for payments on the mortgage loan collateralized by the Company's headquarters building.

     The Company believes that its liquidity is sufficient for future operations for at least the next twelve months.

Results of Operations
---------------------

     The Company had net income of $187,000, or $.06 basic and diluted income per share, for the three months ended March 31, 2004 compared to a net loss of $339,000 or $.10 basic and diluted loss per share, for the comparable period in 2003. Per share earnings have been adjusted for a 100% stock dividend which was effected in April 2004.

     Net investing gains were $42,000 for the three months ended March 31, 2004, compared to net investing losses of $126,000 for the comparable period in 2003. These net investing gains were the result of an increase in the carrying value of selected investments in the investment portfolio.

     Total brokerage income (consisting of brokerage commissions and fees and trading gains) for the three months ended March 31, 2003 was $401,000. Brokerage expenses (including all fixed and variable expenses) was $259,000 for the three months ended March 31, 2003. There was no brokerage income or expenses recorded in 2004 due to the sale of Winston effective July 2003. The Company is accounting for its investment in Winston by the equity method and accordingly has recorded equity in its investment in Winston of $109,000 in the first quarter of 2004.

     Interest, dividends and other income was $228,000 for the three months ended March 31, 2004, compared to $68,000 for the three months ended March 31, 2003 an increase of $160,000 or 236%. This increase was a result of a performance fee received from a non-affiliated company, offset by a decrease in interest received due to lower invested balances on the Company's cash equivalents and lower yields on investments.

     General, administrative and other expenses were $220,000 and $465,000 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of $245,000. This decrease was principally due to the sale of Winston in July 2003.

Item 3.  -  Controls and Procedures
-------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 2.  -  Changes in Securities
-------     ---------------------

            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (1)
                       (COMMON STOCK-2001 REPURCHASE PLAN)

                                                    (c) Total
                                                    Number of    (d) Maximum
                                                      Shares       Number of
                                                  Purchased as  Shares that May
                    (a) Total                        Part of         Yet Be
                    Number of         (b)           Publicly    Purchased Under
                     Shares      Average Price   Announced Plans  the Plans or
  Period            Purchased   Paid per Share    or Programs      Programs (2)

January 1, 2004 -
January 31, 2004      162,574         $ 2.25            162,574             -

February 1, 2004 -
February 29, 2004           -              -                  -             -

March 1, 2004 -
March 31, 2004              -              -                  -             -

Total                 162,574         $ 2.25            162,574             -



            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (1)
                       (COMMON STOCK-2004 REPURCHASE PLAN)

                                                    (c) Total
                                                    Number of    (d) Maximum
                                                      Shares       Number of
                                                  Purchased as  Shares that May
                    (a) Total                        Part of         Yet Be
                    Number of         (b)           Publicly    Purchased Under
                     Shares      Average Price   Announced Plans  the Plans or
  Period            Purchased   Paid per Share    or Programs      Programs (3)


January 1, 2004 -
January 31, 2004     128,068        $ 2.26          128,068           71,932


February 1, 2004 -
February 29, 2004          -             -                -           71,932


March 1, 2004 -
March 31, 2004           464        $ 2.31              464           71,468


Total                128,532        $ 2.26          128,532           71,468

(1) All share information adjusted for a 100% stock dividend which was effective April 30, 2004.
(2) In March 2001, the Board of Directors approved a plan to repurchase up to 300,000 shares of the Company's Common Stock.
(3) In January 2004, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock. In April 2004 the number of shares was reduced to 200,000. This plan has no expiration date.

Item 6.  -  Exhibits and Reports on Form 8-K
-------     ---------------------------------

(a)         Exhibits
            --------

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K
            -------------------

            On January 8, 2004 the Company filed a Form 8-K reporting that it had issued a press release announcing that the Company had repurchased a block of 142,875 (285,750 post split) shares of Common Stock.

            On April 20, 2004 the Company filed a Form 8-K reporting that it had issued a press release announcing that the Company was splitting its stock two for one and had reduced the previously authorized buy back of Common Shares to 200,000 post split shares.

            On May 12, 2004 the Company filed a Form 8-K reporting that it had issued a press release announcing results for the first quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KENT FINANCIAL SERVICES, INC.




Dated: May 14, 2004                   By: /s/ Sue Ann Merrill
                                          -------------------------------
                                          Sue Ann Merrill
                                          Chief Financial Officer and
                                          Secretary

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

May 14, 2004                                     /s/ PAUL O. KOETHER
                                                 -------------------------------
                                                 Paul O. Koether
                                                 Chairman and President

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

May 14, 2004                                     /s/ SUE ANN MERRILL
                                                 -------------------------------
                                                 Sue Ann Merrill
                                                 Chief Financial Officer
                                                 and Secretary

                                                                     Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   May 14, 2004


/s/ Paul O. Koether
-------------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
----------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary