Form 10QSB
period 2004-06-30
KENT FINANCIAL SERVICES INC
filed 2004-08-16
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  June 30, 2004
                                       -------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2004, the issuer had 2,891,226 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                 Yes     No X
                                    ---    ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
-------    --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
                                 ($000 Omitted)
ASSETS
------

Cash and cash equivalents                                           $ 13,557
Securities owned                                                         793
Investment in T. R. Winston                                              441
Property and equipment:
  Land and building                                                    1,447
  Office furniture and equipment                                          85
                                                                    --------
                                                                       1,532
  Accumulated depreciation                                         (     560)
                                                                    --------
  Net property and equipment                                             972
                                                                    --------
Other assets                                                              51
                                                                    --------
    Total assets                                                    $ 15,814
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

Accounts payable and accrued expenses                               $  1,116
Mortgage payable                                                         652
Put option                                                               334
Accrual for previously discontinued operations                           166
                                                                    --------
    Total liabilities                                                  2,268
                                                                    --------

Contingent liabilities

Minority interest in subsidiary                                        5,662

Stockholders' equity:

Preferred stock without par value, 500,000
  shares authorized; none outstanding                                      -
Common stock, $.10 par value, 4,000,000
  shares authorized; 2,916,855 outstanding                               292
Additional paid-in capital                                            12,620
Deferred compensation                                              (     334)
Accumulated deficit                                                (   4,694)
                                                                    --------
    Total stockholders' equity                                         7,884
                                                                    --------
    Total liabilities and stockholders' equity                      $ 15,814
                                                                    ========

     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                     Three Months Ended
                                                           June 30,
                                                   ----------------------
                                                     2004          2003
                                                   --------      --------

Revenues:
  Principal transactions:
    Investing gains (losses)                       ($    25)     $    339
    Trading                                               -            74
  Brokerage commissions and fees                          -         1,399
  Management fee income                                  57            57
  Equity in earnings of T. R. Winston                    29             -
  Pre-acquisition equity in loss of Cortech        (     83)            -
  Interest, dividends and other                          38           138
                                                    -------      --------
                                                         16         2,007
                                                    -------      --------

Expenses:
  General, administrative and other                     179           477
  Brokerage                                               -           826
  Interest                                               14            14
                                                    -------      --------
                                                        193         1,317
                                                    -------      --------

Income (loss) before income taxes                  (    177)          690
Provision for income taxes                                1            21
                                                    -------      --------
Net income (loss)                                  ($   178)     $    669
                                                    =======      ========

Basic and diluted net income (loss)
  per common share                                 ($   .06)     $    .20
                                                    =======      ========

Weighted average number of common
  shares outstanding (in 000's)                       2,958         3,302
                                                    =======      ========








     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                       Six Months Ended
                                                            June 30,
                                                     --------------------
                                                       2004        2003
                                                     --------    --------

Revenues:
  Principal transactions:
    Investing gains                                  $    17      $   213
    Trading                                                -           97
  Brokerage commissions and fees                           -        1,777
  Management fee income                                  114          114
  Equity in earnings of T. R. Winston                    138            -
  Pre-acquisition equity in loss of Cortech         (     83)           -
  Interest, dividends and other                          266          206
                                                     -------      -------
                                                         452        2,407
                                                     -------      -------

Expenses:
  General, administrative and other                      399          942
  Brokerage                                                -        1,085
  Interest                                                27           30
                                                     -------      -------
                                                         426        2,057
                                                     -------      -------

Income before income taxes                                26          350
Provision for income taxes                                17           20
                                                     -------      -------
Net income                                           $     9      $   330
                                                     =======      =======

Basic and diluted net income
  per common share                                   $     -      $   .10
                                                     =======      =======

Weighted average number of common
  shares outstanding (in 000's)                        2,971        3,308
                                                     =======      =======








     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                            2004        2003
                                                          --------    --------

Cash flows from operating activities:
  Net income                                              $      9     $    330
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                              16           19
     Unrealized gains (losses) on
      securities owned                                           9    (     704)
     Equity in earnings of T. R. Winston                 (     138)           -
     Pre-acquisition equity in loss of Cortech                  83            -
  Changes in operating assets and liabilities:
   Change in securities owned                            (     523)       2,368
   Change in accounts payable and
    accrued expenses                                           110          416
   Other, net                                                   82    (     224)
                                                          --------     --------
   Net cash provided by (used in) operating activities   (     352)       2,205
                                                          --------     --------

Cash flows from investing activities:
  Net cash acquired through consolidation of Cortech        10,992            -
  Investment in T. R. Winston                            (      45)           -
  Purchase of equipment                                  (       3)   (       2)
                                                          --------     --------
   Net cash provided by (used in) investing
     activities                                             10,944    (       2)
                                                          --------     --------

Cash flows from financing activities:
  Repurchase of common stock                             (     767)   (      34)
  Principal mortgage payments                            (       5)   (       5)
                                                          --------     --------
   Net cash used in financing activities                 (     772)   (      39)
                                                          --------     --------

Net increase in cash and cash equivalents                    9,820        2,164
Cash and cash equivalents at beginning of period             3,737          328
                                                          --------     --------
Cash and cash equivalents at end of period                $ 13,557     $  2,492
                                                          ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                              $     27     $     30
                                                          ========     ========
    Taxes                                                 $     11     $      2
                                                          ========     ========

     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     Until July 31, 2003, the Company owned T. R. Winston & Company, Inc. ("Winston, Inc."), a licensed securities broker-dealer and a wholly-owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston, Inc. to two executives of Winston, Inc. (the "Agreement"). Immediately prior to the sale, Winston, Inc. paid cash to Kent reducing Winston, Inc's. equity to

$500,000 and subsequently Winston, Inc. was reorganized to form T. R. Winston & Company, LLC ("Winston"). The Company then recorded its 40% investment in Winston at $200,000. Subsequent to the Agreement, the Company has no management responsibility for Winston but is entitled to a 40% distributive share of Winston's profits as defined by the Agreement, and is accounting for its investment in Winston by the equity method. During the first six months of 2004, $138,000 was recorded as income related to the Company's equity interest in Winston. In August 2004, Kent sold its remaining interest in Winston (For more information on this transaction, see Note 10).

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF principally selects investments using a value based approach. At June 30, 2004, AVF owned more than 5% of the following securities:

                                                                   Percentage
Security                     Description of Business               Ownership
--------                     -----------------------               ----------

Cortech, Inc.                Manages its technology portfolio        50.06%
                             and is seeking an acquisition of
                             an operating business

General Devices, Inc.        Seeks to acquire an operating              37%
                             business

Dewey Electronics Corp       Manufactures electronic and                10%
                             eletromechanical devices for
                             the military

GolfRounds.com, Inc.         Seeks to acquire an operating               5%
                             business

     As of June 30, 2004, AVF owned 50.06% of Cortech, Inc. Accordingly, Cortech is consolidated in the financial statements of AVF and the Company. (For more information, see Note 3.)

3.   Acquisition of Cortech, Inc., by AVF
     ------------------------------------

     As of June 30, 2004, AVF's ownership percentage of Cortech, Inc. was 50.06%. Prior to that date, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. (See
Note 4 of Notes to the Consolidated Financial Statements for more information on fair value). This fair value ordinarily was AVF's proportionate ownership of Cortech's equity. Since AVF's ownership exceeds 50%, Cortech is consolidated in the accompanying financial statements. (See Note 11 for proforma financial information.)

4.   Securities owned and securities sold, not yet purchased
     -------------------------------------------------------

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

     Securities owned as of June 30, 2004, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following (in 000's):

                                                                 Owned
                                                                 -----
Marketable equity securities:
  Portfolio positions of greater than 5% of
   outstanding common stock:
          Dewey Electronics Corp (140,800 shares)                $  493
          Golf Rounds.com, Inc.(189,600 shares)                     157
          General Devices, Inc.(866,558 shares)                     139
  All other portfolio positions                                       4
                                                                  -----
          Fair value                                              $ 793
                                                                  =====

     Securities owned which are not valued at listed market prices at June 30, 2004 amounted to $296,000.

5.   Income taxes
     ------------

     The components of income tax expense for the three and six months ended June 30, 2004 and 2003 are as follows ($000 Omitted):

                                    Three Months         Six Months
                                   Ended June 30,       Ended June 30,
                                   --------------       --------------
                                    2004    2003         2004    2003
                                    ----    ----         ----    ----

Federal-Current                     $  -    $  -         $  -    $  -
State-Current                          1      21           17      20
Deferred                               -       -            -       -
                                    ----    ----         ----    ----

Total                               $  1    $ 21         $ 17    $ 20
                                    ====    ====         ====    ====

     Total income tax expense for the three and six months ended June 30, 2004 and 2003 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are ($000 Omitted):

                                            Three Months          Six Months
                                           Ended June 30,        Ended June 30,
                                           --------------        --------------
                                            2004    2003          2004    2003
                                            ----    ----          ----    ----


Income tax expense (benefit) computed at
  statutory rates on total earnings
    before income taxes                    ($  60)  $ 235        $   9   $ 119
Increase (decrease) in tax from
  Valuation allowance on net
    operating loss carryforward                60  (  235)      (    9) (  119)
State income tax, net of Federal
    benefit                                     1      21           17      20
                                            -----   -----        -----   -----

      Total                                 $   1   $  21        $  17   $  20
                                            =====   =====        =====   =====

6.   Capital Stock Activity
     ----------------------

     On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. Accordingly, all share information has been restated.

     Common Stock Repurchases
     ------------------------

     In March 2001, the Board of Directors approved a plan to repurchase up to 300,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2001 Plan"). As of June 30, 2004, all shares under the 2001 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

     In January 2004, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2004 Plan"). In April 2004, the Board of Directors reduced the number of shares available for repurchase under the 2004 Plan to 200,000 shares. As of June 30, 2004, 177,519 shares under the 2004 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

     In August 2004, the Board of Directors approved a plan to repurchase up to an additional 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations.

7.   Put Option Liability
     --------------------

     In connection with the Agreement relating to the sale of Winston $334,000 has been accrued as of June 30, 2004. The $334,000 is recorded as a deduction in stockholders' equity in the accompanying financial statements. (For more information on the Agreement, see Note 2.)

8.   Related Party Transactions
     --------------------------

     A management fee of $19,000 per month has been paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services. As of July 1, 2004, due to Cortech's inclusion in the consolidated financials of AVF, $15,000 of this monthly fee will be eliminated in consolidation.

     Since August 1, 2003 the Company reimburses Winston for the cost of certain services provided by Winston which include approximately $3,000 per month for accounting services which is expensed, and $7,500 per month in accordance with the Agreement which is recorded as additional investment in Winston. Kent receives approximately $5,300 per month from Winston for office space rental.

9.   Investment Company Act of 1940
     ------------------------------

     As a result of the Company's sale of 60% of its holdings of Winston, the Company believes that a large portion of its remaining assets may have been classified as "investment securities" as such term is defined in the Investment Company Act of 1940, as amended (the "1940 Act"). If the Company, therefore, were deemed to be an investment company under the 1940 Act, it would be required to register as an investment company with the Securities and Exchange Commission and would become subject to the regulatory duties and restrictions of the 1940 Act, including, but not limited to, restrictions on:

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

     Currently, the Company believes that its 50.06% ownership in Cortech is its primary business, and that it will not be deemed to be an investment company under the 1940 Act.

10.  Subsequent Events
     -----------------

     In August 2004, the Company sold its remaining interest in Winston for proceeds of $520,000. The Company will record a gain of approximately $79,000 in connection with the sale. A copy of the agreement is filed as an exhibit to this Form 10-QSB (the "Winston Sale Agreement"). Additionally, in accordance with the Winston Sale Agreement, the Put Option Liability (see Note 7) established when the Company sold 40% of Winston in 2003 will be reversed directly to stockholders equity.

     In August 2004, the Company sold its building in Bedminster, New Jersey for $1,950,000, recording a pre-tax gain on sale of approximately $840,000. The Company is currently negotiating to lease office space in the same building.

11.  Proforma Financial Information
     ------------------------------

     Proforma results of operations are provided to reflect the operations of the Company had the acquisition of Cortech and the disposition of Winston taken place on January 1, 2003. This proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on January 1, 2003. Moreover, this proforma financial data is not intended to be indicative of results of operations which may be attained in the future.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                                           Proforma
                                                         Adjustments
                                                         Related to
                                             Kent          Winston
                                          Historical     Disposition    Proforma
                                          ----------     -----------    --------

Assets:
Cash and cash equivalents                  $ 13,557       $    520 (a) $ 14,077
Marketable securities, net                      793              -          793
Property and equipment, net                     972              -          972
Investment in T. R. Winston                     441      (     441)(b)        -
Other                                            51              -           51
                                           --------       --------     --------
    Total assets                           $ 15,814       $     79     $ 15,893
                                           ========       ========     ========

Liabilities:
Minority interest in Cortech               $  5,662       $      -     $  5,662
Accrued expenses                              1,116              -        1,116
Discontinued Operations                         166              -          166
Mortgage payable                                652              -          652
Put option                                      334      (     334)(c)        -
                                           --------       --------     --------
    Total liabilities                         7,930      (     334)       7,596
                                           --------       --------     --------

Stockholders' equity:
Common stock                                    292              -          292
Paid in capital                              12,620              -       12,620
Retained earnings                         (   4,694)            79 (d)(   4,615)
Deferred compensation                     (     334)           334 (c)        -
                                           --------       --------     --------
    Total stockholders' equity                7,884            413        8,297
                                           --------       --------     --------
    Total liabilities and stockholders'
     equity                                $ 15,814       $     79     $ 15,893
                                           ========       ========     ========

(a)  Cash proceeds from the sale
(b)  Reverse investment in Winston at June 30, 2004
(c)  Reverse put option liability
(d)  Record gain on sale

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                             Proforma      Proforma
                                            Adjustments   Adjustments
                                             Related to    Related to
                                     Kent     Cortech       Winston
                                  Historical Acquisition  Disposition  Proforma
                                  ---------- -----------  -----------  --------

Revenues:
Investing gains (losses)        ($    71)    $    88  (a)  $     -      $    17
Management fee income                114           -             -          114
Equity in T. R. Winston              138           -      (    138)(c)        -
Gain on sale of T. R. Winston          -           -           217 (d)      217
Equity in Cortech                      -    (     83) (b)        -     (     83)
Interest, dividends and other        266           -             -          266
                                 -------     -------       -------      -------
    Total revenues                   447           5            79          531
                                 -------     -------       -------      -------

Expenses:
General, administrative and other    426           -             -          426
                                 -------     -------       -------      -------

Income before income taxes            21           5            79          105
Provision for income taxes      (     17)          -             -     (     17)
                                 -------     -------       -------      -------
Net income                       $     4     $     5       $    79      $    88
                                 =======     =======       =======      =======

Basic and diluted net income per
  common share                   $     -                                $   .03
                                 =======                                =======

Weighed average number of common
   shares outstanding (in $000's)  2,971                                  2,971
                                 =======                                =======

(a) Reverse unrealized losses recorded in 2004 on Cortech marketable securities
(b) Record equity in the losses of Cortech
(c) Reverse investment in Winston at December 31, 2003
(d) Record gain on sale of Winston based the Investment in Winston at January 1, 2004.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003



                                                Proforma       Proforma
                                               Adjustments   Adjustments
                                                Related to   Related to
                                      Kent       Cortech       Winston
                                   Historical  Acquisition   Disposition     Proforma
                                   ---------   -----------   -----------     --------


Revenues:
Investing gains                     $   663     $   112  (a)  $     -         $   775
Trading                                 122           -      (    122) (c)          -
Brokerage commissions and fees        1,869           -      (  1,869) (c)          -
Management fee income                   228           -             -             228
Equity in T. R. Winston                  20           -      (     20) (d)          -
Gain on sale of T. R. Winston             -           -           145  (e)        145
Equity in Cortech                         -    (    165) (b)        -        (    165)
Interest, dividends and other           285           -      (    162) (c)        123
                                    -------     -------       -------         -------
    Total revenues                    3,187    (     53)     (  2,028)          1,106
                                    -------     -------       -------         -------

Expenses:
General, administrative and other     1,577           -      (    825) (c)        752
Brokerage                             1,164           -      (  1,164) (c)          -
Interest                                 55           -             -              55
                                    -------     -------       -------         -------
    Total expenses                    2,796           -      (  1,989)            807
                                    -------     -------       -------         -------

Income (loss) before income taxes       391    (     53)     (     39)            299
Provision for income taxes         (     34)          -            22  (c)   (     12)
                                    -------     -------       -------         -------
Net income (loss)                   $   357    ($    53)     ($    17)        $   287
                                    =======     =======       =======         =======

Basic and diluted net income per
 common share                       $   .11                                   $   .09
                                    =======                                   =======

Weighted average number of common
  Shares outstanding (in $000's)      3,292                                     3,292
                                    =======                                   =======




(a) Reverse unrealized losses recorded in 2003 on Cortech marketable securities
(b) Record equity in the losses of Cortech in 2003
(c) Reverse operations of Winston in 2003 prior to selling 40% of Winston in July 2003
(d) Reverse equity in Winston recorded after selling 40% of Winston in July 2003
(e) Record gain on sale of Winston based on Investment in Winston at January 1, 2003.

Item 2.      Management's  Discussion   and  Analysis  of   Financial  Condition
-------      -------------------------------------------------------------------
             and Results of Operations
             -------------------------

Acquisition of Cortech, Inc. by Asset Value Fund Limited Partnership (AVF)
--------------------------------------------------------------------------

     As of June 30, 2004, AVF's ownership percentage of Cortech, Inc. increased to 50.06%. Prior to that date, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. (See
Note 4 of notes to the Consolidated Financial Statements for more information on fair value). This fair value ordinarily was AVF's proportionate ownership of Cortech's equity. Since AVF's ownership now exceeds 50%, as of June 30, 2004, Cortech is part of the consolidated results of AVF and accordingly included in the consolidated results of AVF and the Company.

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $13.6 million and securities owned of approximately $800,000 at June 30, 2004. Substantially all securities are owned by AVF. Securities carried at fair value of $296,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash used by operations was $352,000 in the six months ended June 30, 2004 compared to net cash provided in operations of $2.2 million in the comparable period of 2003. Changes in securities owned, principally due to the reclassification of the Company's investment in Cortech to a consolidated subsidiary is the primary reason for the change in cash provided by operations.

     Net cash provided by investing activities was $10.9 million for the six months ended June 30, 2004 compared to net cash used in investing activities of $2,000 in the six months ended June 30, 2003. Net cash of approximately $11 million was acquired through the consolidation of Cortech in 2004.


     Net cash used in financing activities of $772,000 and $39,000 in the six month periods ended June 30, 2004 and 2003, respectively, was comprised of the repurchase of Company common stock, which was subsequently retired, and payments on the mortgage loan collateralized by the Company's headquarters building.

     The Company believes that its liquidity is sufficient for future operations for the next twelve months.

Results of Operations
---------------------

     The Company recorded a net loss of $178,000, or $.06 basic and diluted loss per share, for the three months ended June 30, 2004 compared to net earnings of $669,000 or $.20 basic and diluted earnings per share, for the comparable quarter in 2003. For the six months ended June 30, 2004, the net income was $9,000 or $.00 basic and diluted earnings per share, compared to net income of $330,000 or $.10 basic and diluted income per share, for the comparable period in 2003. Per share earnings have been adjusted to reflect a 100% stock dividend which was effected in April 2004.

     Net investing losses were $25,000 and net investing gains were $17,000 for the three and six months ended June 30, 2004, respectively, compared to net investing gains of $339,000 and $213,000 for the comparable periods in 2003. These net investing gains and losses are the result of changes in the fair value of portfolio positions.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three and six months ended June 30, 2003 was $1,473,000, and 1,874,000 respectively. Brokerage expenses (including all fixed and variable expenses) for the three and six months ended June 30, 2003 was $826,000 and $1,085,000. There was no brokerage income or expenses recorded in 2004 due to the sale of Winston effective July 2003. The Company is accounting for its investment in Winston by the equity method and has recorded equity in its investment in Winston of $29,000 and $138,000 for the three and six months ended June 30, 2004, respectively.

     Management fees of $19,000 per month is paid to the Company by affiliates for management services performed by the Company on behalf of the affiliates. These services include corporate governance, financial management and accounting services.

     Equity in the losses of Cortech of $83,000 were recorded for the period prior to the acquisition of Cortech and its consolidation in the financial statements of the Company.

     Interest, dividends and other income was $38,000 and $266,000 for the three and six months ended June 30, 2004, respectively, compared to $138,000 and $206,000 for the three and six months ended June 30, 2003, respectively. The decrease in the quarter ended June 30, 2004, was due to an investment-banking fee received by Winston in 2003. The increase in the six months ended June 30, 2004 was due to a fee for services received from a non-affiliated company in the first quarter of 2004, offset by lower interest income earned on the Company's cash balances.

     General and administrative expenses were $179,000 and $477,000 for the quarters ended June 30, 2004 and 2003, respectively, a decrease of $298,000. For the six month periods ended June 30, 2004 and 2003, general and administrative expenses were $399,000 and $942,000 respectively, a decrease of $543,000. These decreases are due principally due to the reduction of expenses due to the sale of Winston in July 2003.

Subsequent Events
-----------------

     In August 2004, the Company sold its remaining 40% interest in Winston for proceeds of $520,000. The Company will record a gain of approximately $79,000. A copy of the agreement is filed as an exhibit to this Form 10-QSB (the "Winston Sale Agreement"). Additionally, in accordance with the Winston Sale Agreement, the Put Option Liability established when the Company sold 40% of Winston in 2003 will be reversed directly to stockholders equity.

     In August 2004, the Company sold its building in Bedminster, New Jersey for $1,950,000, recording a pre-tax gain on sale of approximately $840,000. The Company is currently negotiating to lease office space in the same building.

Item 3. - Controls and Procedures
-------   -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 2.  -  Changes in Securities
-------     ---------------------

            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (1)
                       (COMMON STOCK-2004 REPURCHASE PLAN)

                                                   (c) Total
                                                   Number of      (d) Maximum
                                                     Shares         Number of
                                                  Purchased as   Shares that May
                (a) Total                            Part of         Yet Be
                 Number of          (b)             Publicly     Purchased Under
                   Shares      Average Price     Announced Plans   the Plans or
  Period         Purchased     Paid per Share     or Programs      Programs (2)

April 1, 2004 -
April 30, 2004        3,688          $ 2.33             3,688        67,780

May 1, 2004 -           884          $ 2.21               884        66,896
May 31, 2004

June 1, 2004 -       44,415          $ 2.26            44,415        22,481
June 30, 2004

Total                48,987          $ 2.27            48,987        22,481



(1) All share information adjusted for a 100% stock dividend which was effective April 30, 2004.
(2) In January 2004, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock. In April 2004 the number of shares was reduced to 200,000. This plan has no expiration date.
(3) In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock.

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)         Exhibits
            --------


            10.5 Agreement to sell the Company's Investment in T. R. Winston & Company, LLC

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

                                            KENT FINANCIAL SERVICES, INC.



Dated: August 16, 2004                      By: /s/ Sue Ann Merrill
                                                -------------------------------
                                                Sue Ann Merrill
                                                Chief Financial Officer
                                                  and Secretary

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

August 16, 2004                                   /s/ PAUL O. KOETHER
                                                  ------------------------------
                                                  Paul O. Koether
                                                  Chairman and President

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

August 16, 2004                                 /s/ SUE ANN MERRILL
                                               ---------------------------------
                                               Sue Ann Merrill
                                               Chief Financial Officer
                                                 and Secretary

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   August 16, 2004


/s/ Paul O. Koether
--------------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
--------------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary