Form 10QSB
period 2004-09-30
KENT FINANCIAL SERVICES INC
filed 2004-11-12
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2004
                                              ------------------
                                       OR

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2004, the issuer had 2,851,709 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                    Yes       No  X
                                       -----    -----

PART I   -  FINANCIAL INFORMATION
------      ---------------------
Item 1.  -  Financial Statements
-------     --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                 ($000 Omitted)

ASSETS
------

Cash and cash equivalents                                            $ 14,230
Securities owned                                                          990
Property and equipment:
  Office furniture and equipment                                           61
  Accumulated depreciation                                          (      57)
                                                                     --------
    Net property and equipment                                              4
                                                                     --------
Other assets                                                              338
                                                                     --------
      Total assets                                                   $ 15,562
                                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

Accounts payable and accrued expenses                                $    902
Accrual for previously discontinued operations                            166
                                                                     --------
      Total liabilities                                                 1,068
                                                                     --------
Contingent liabilities

Minority interest in subsidiary                                         5,638
                                                                     --------
Stockholders' equity:

Preferred stock without par value, 500,000
  shares authorized; none outstanding                                       -
Common stock, $.10 par value, 4,000,000
  shares authorized; 2,869,651 shares issued
  and outstanding                                                         287
Additional paid-in capital                                             12,524
Accumulated deficit                                                 (   3,955)
                                                                     --------
      Total stockholders' equity                                        8,856
                                                                     --------
      Total liabilities and stockholders' equity                     $ 15,562
                                                                     ========





     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                     2004          2003
                                                   --------      --------

Revenues:
  Principal transactions:
    Investing gains (losses)                       ($    54)     $   154
    Trading                                               -           25
  Brokerage commissions and fees                          -           92
  Management fee income                                  12           57
  Equity in loss of T. R. Winston                         -     (     19)
  Interest, dividends and other                          98           42
  Other:
    Gain on sale of property                            845            -
    Gain on sale of T. R. Winston                        71            -
                                                    -------      -------
                                                        972          351
                                                    -------      -------
Expenses:
  General, administrative and other                     208          462
  Brokerage                                               -           79
  Interest                                               10           14
                                                    -------      -------
                                                        218          555
                                                    -------      -------

Income (loss) before income taxes                       754     (    204)
Provision for income taxes                               39            -
                                                    -------      -------
Income (loss) before minority interest                  715     (    204)
Minority interest in subsidiary's losses                 24            -
                                                    -------      -------
Net income (loss)                                   $   739     ($   204)
                                                    =======      =======
Basic and diluted net income (loss)
  per common share                                  $   .26     ($   .06)
                                                    =======      =======
Weighted average number of common
  shares outstanding (in 000's)                       2,887        3,282
                                                    =======      =======






     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                      Nine Months Ended
                                                        September 30,
                                                    ---------------------
                                                      2004         2003
                                                    --------     --------

Revenues:
  Principal transactions:
    Investing gains (losses)                        ($    37)     $   367
    Trading                                                -          122
  Brokerage commissions and fees                           -        1,869
  Management fee income                                  126          171
  Equity in  earnings (loss) of T. R. Winston            138     (     19)
  Pre-acquisition equity in loss of Cortech         (     83)           -
  Interest, dividends and other                          364          248
  Other:
    Gain on sale of property                             845            -
    Gain on sale of T. R. Winston                         71            -
                                                     -------      -------
                                                       1,424        2,758
                                                     -------      -------
Expenses:
  General, administrative and other                      607        1,404
  Brokerage                                                -        1,164
  Interest                                                37           44
                                                     -------      -------
                                                         644        2,612
                                                     -------      -------

Income before income taxes                               780          146
Provision for income taxes                                56           20
                                                     -------      -------
Income before minority interest                          724          126
Minority interest in subsidiary's losses                  24            -
                                                     -------      -------
Net income                                           $   748      $   126
                                                     =======      =======
Basic and diluted net income
  per common share                                   $   .25      $   .04
                                                     =======      =======
Weighted average number of common
  shares outstanding (in 000's)                        2,943        3,300
                                                     =======      =======





     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)
                                                        Nine Months Ended
                                                           September 30,
                                                      ---------------------
                                                        2004         2003
                                                      --------     --------
Cash flows from operating activities:
  Net income                                          $   748      $   126
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation                                         20           30
      Unrealized gains (losses) on
        securities owned                                   81     (    856)
      Equity in earnings of T. R. Winston            (    138)           -
      Pre-acquisition equity in loss of Cortech            83            -
      Gain on sale of property                       (    845)           -
      Gain on sale of T. R. Winston                  (     71)           -
      Minority interest in subsidiary's losses       (     24)           -
  Change in operating assets and liabilities:
    Change in securities owned                       (    793)       2,624
    Change in accounts payable and
      accrued expenses                                    102     (     34)
    Change in other assets                           (    330)          27
    Other, net                                       (     84)         125
                                                      -------      -------
        Net cash provided by (used in)
         operating activities                        (  1,251)       2,042
                                                      -------      -------

Cash flows from investing activities:
  Net cash acquired through consolidation
   of Cortech                                          10,992            -
  Proceeds from sale of property                        1,811            -
  Proceeds from sale of T. R. Winston                     520            -
  Purchase of property and equipment                 (      4)    (      2)
  Investment in T. R. Winston                        (     53)    (    215)
  Other, net                                                3            -
                                                      -------      -------
        Net cash provided by (used in)
          investing activities                         13,269     (    217)
                                                      -------      -------

Cash flows from financing activities:
  Purchase of common stock                           (    867)    (     69)
  Payments on debt                                   (    658)    (      8)
                                                      -------      -------
        Net cash used in financing activities        (  1,525)    (     77)
                                                      -------      -------

Net  increase in cash and cash equivalents             10,493        1,748
Cash and cash equivalents at beginning of period        3,737          328
                                                      -------      -------
Cash and cash equivalents at end of period            $14,230      $ 2,076
                                                      =======      =======

Supplemental disclosure of cash flow
  information:
    Cash paid for:
      Interest                                        $    37      $    44
                                                      =======      =======
      Taxes                                           $    11      $     2
                                                      =======      =======

    Non-cash put option liability                    ($   390)     $   390
                                                      =======      =======

     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     Until July 31, 2003, the Company owned T. R. Winston & Company, Inc. ("Winston, Inc."), a licensed securities broker-dealer and a wholly-owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston, Inc. to two executives of Winston, Inc. (the "Agreement"). Immediately prior to the sale, Winston, Inc. paid cash to Kent reducing Winston, Inc's. equity to $500,000 and subsequently Winston, Inc. was reorganized to form T. R. Winston & Company, LLC ("Winston"). The Company then recorded its 40% investment in Winston at $200,000. Subsequent to the Agreement, the Company had no management responsibility for Winston but was entitled to a 40% distributive share of Winston's profits as defined by the Agreement, and was accounting for its investment in Winston by the equity method. During the first six months of 2004, $138,000 was recorded as income related to the Company's equity interest in Winston. In August 2004, the Company sold its remaining interest in Winston for net proceeds of $520,000. The Company recorded a gain of approximately $71,000 in connection with the sale. A copy of the agreement in connection with the sale of the Company's remaining interest in Winston was filed as an exhibit to the Company's Form 10-QSB for the period of June 30, 2004.

     The Company also invests through its wholly-owned subsidiary, Asset Value Fund Limited Partnership ("AVF"). AVF principally selects investments using a value based approach. At September 30, 2004, AVF owned more than 5% of the following securities:

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

3.   Acquisition of Cortech, Inc., by AVF
     ------------------------------------

     In the second quarter of 2004, AVF's ownership percentage of Cortech, Inc., increased to 50.06%. Prior to that date, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. (See Note 4 of Notes to the Consolidated Financial Statements for more information on fair value). This fair value ordinarily was AVF's proportionate ownership of Cortech's equity. Since AVF's ownership exceeded 50%, Cortech has been consolidated in the accompanying financial statements. (See Note 5 for proforma financial information.)

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

     Securities owned as of September 30, 2004, consist of the following ($000's Omitted):

                                                                 Owned
                                                                 -----
Marketable equity securities:
  Portfolio positions of greater than 5% of
    outstanding common stock:
        Dewey Electronics Corporation (135,000 shares)           $ 459
        General Devices, Inc.(866,558 shares)                      139
        Golf Rounds.com, Inc.(189,600 shares)                      110
  All other portfolio positions                                    282
                                                                 -----
        Fair value                                               $ 990
                                                                 =====

     Securities owned which are not valued at listed market prices at September 30, 2004 amounted to $249,000.

5.   Proforma Consolidated Condensed Financial Information
     -----------------------------------------------------

     This proforma consolidated condensed financial information reflects the operations of Kent Financial Services, Inc., and subsidiaries as if the acquisition of Cortech, Inc., had taken place on January 1, 2004.

                 Kent Financial Services, Inc. and Subsidiaries
                         Proforma Consolidated Condensed
                              Financial Information
                            For the Nine Months Ended
                               September 30, 2004

Revenues                                            $ 1,564
Income before income taxes                          $   788
Net income                                          $   732
Net income per share                                $   .25

6.   Income taxes
     ------------

     The components of income tax expense for the three and nine months ended September 30, 2004 and 2003 are as follows ($000 Omitted):

                                  Three Months                Nine Months
                              Ended September 30,          Ended September 30,
                              -------------------          -------------------
                              2004           2003          2004           2003
                              ----           ----          ----           ----

Federal-Current               $  -           $  -          $  -           $  -
State-Current                   39              -            56             20
Deferred                         -              -             -              -
                              ----           ----          ----           ----

Total                         $ 39           $  -          $ 56           $ 20
                              ====           ====          ====           ====


     Total income tax expense for the three and nine months ended September 30, 2004 and 2003 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%.
The  reasons  for  these  differences  and the  related  tax  effects  are ($000
Omitted):

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       2004       2003        2004       2003
                                     --------   --------    --------   --------
Income tax expense (benefit)
  computed at statutory rates on
  total earnings before income taxes   $ 256     ($  69)     $ 265      $  50
Increase (decrease) in tax from:
  Valuation allowance on net
    operating loss carryforward       (  256)        69     (  265)    (   50)
  State income tax, net of Federal
    benefit                               39          -         56         20
                                       -----      -----      -----      -----

      Total                            $  39      $   -      $  56      $  20
                                       =====      =====      =====      =====


7.   Capital Stock Activity
     ----------------------

     On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. Accordingly, all share and per share information has been restated.

     Common Stock Repurchases
     ------------------------

     In January 2004, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2004 Plan"). In April 2004, the Board of Directors reduced the number of shares available for repurchase under the 2004 Plan to 200,000 shares. As of

September 30, 2004, all shares under the 2004 Plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

     In August 2004, the Board of Directors approved a plan to repurchase up to an additional 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of September 30, 2004, 24,723 shares under this plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

8.   Net Income (Loss) Per Share
     ---------------------------

     The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted loss per share are the same.

9.   Related Party Transactions
     --------------------------

     A management fee of $4,000 per month is paid to the Company by an affiliate for management services performed by the Company on behalf of the affiliate. These services include corporate governance, financial management and accounting services.

10.  Investment Company Act of 1940
     ------------------------------

     As a result of the Company's sale of 100% of its holdings of Winston, the Company believes that a large portion of its remaining assets may have been classified as "investment securities" as such term is defined in the Investment Company Act of 1940, as amended (the "1940 Act"). If the Company, therefore, were deemed to be an investment company under the 1940 Act, it would be required to register as an investment company with the Securities and Exchange Commission and would become subject to the regulatory duties and restrictions of the 1940 Act, including, but not limited to, restrictions on:

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

11.  Sale of Property
     ----------------

     In August 2004, the Company sold its building in Bedminster, New Jersey for $1,950,000, recording a pre-tax gain on sale of approximately $845,000.

12.  Other Investments
     -----------------

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES has purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc., ("The Academy") a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. The Academy is headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey during the administration of Governor Thomas H. Kean. The Company's interest in The Academy is recorded as an other asset in the accompanying financial statements.

Item 2.          Management's Discussion and Analysis of Financial Condition and
-------          ---------------------------------------------------------------
                 Results of Operations
                 ---------------------

Acquisition of Cortech, Inc. by Asset Value Fund Limited Partnership (AVF)
--------------------------------------------------------------------------

     As of June 30, 2004, AVF's ownership percentage of Cortech, Inc. increased to 50.06%. Prior to that date, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. (See
Note 4 of Notes to the Consolidated Financial Statements for more information on fair value). This fair value ordinarily was AVF's proportionate ownership of Cortech's equity. Since AVF's ownership now exceeds 50%, Cortech is part of the consolidated results of AVF and included in the consolidated results of AVF and the Company.

Liquidity and Capital Resources
-------------------------------

     Kent Financial Services, Inc. (the "Company") had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $14.2 million and securities owned of approximately $990,000 at September 30, 2004. Substantially all securities are owned by AVF. Securities carried at fair value of $249,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices. The Company believes that its liquidity is sufficient for future operations for the next twelve months.

     Net cash used in operations was approximately $1,251,000 in the nine months ended September 30, 2004 compared to net cash provided by operations of approximately $2 million in the comparable period of 2003. Changes in securities owned, principally due to the reclassification of the Company's investment in Cortech to a consolidated subsidiary is the primary reason for the change in cash provided by operations.

     Net cash provided by investing activities was approximately $13.3 million for the nine months ended September 30, 2004, compared to net cash used of approximately $217,000 in the same period of 2003. In 2004, net cash of approximately $11 million was acquired through the consolidation of Cortech and approximately $2.3 million was received in connection with the sale of the Company's building in Bedminster, New Jersey and the sale of the Company's investment in T. R. Winston.

     Net cash used in financing activities of $1,525,000 and $77,000 in the nine month periods ended September 30, 2004 and 2003, respectively, was comprised of the purchase of Company common stock, which was subsequently retired, and payment of the mortgage loan collateralized by the Company's headquarters building which was sold in the third quarter of 2004.

Results of Operations
---------------------

     The Company recorded net income of $739,000, or $.26 basic and diluted income per share, for the three months ended September 30, 2004 compared to a net loss of $204,000 or $.06 basic and diluted loss per share, for the comparable quarter in 2003. For the nine months ended September 30, 2004, the net income was $748,000 or $.25 basic and diluted income per share, compared to net income of $126,000 or $.04 basic and diluted income per share, for the comparable period in 2003. Per share earnings have been adjusted to reflect a 100% stock dividend which was effected in April 2004.

     Net investing losses were $54,000 and $37,000 for the three and nine months ended September 30, 2004, respectively, compared to net investing gains of $154,000 and $367,000 for the comparable periods in 2003. These net investing gains and losses are the result of changes in the fair value of portfolio positions.

     Total brokerage income (consisting of brokerage commissions, fees and trading gains) for the three and nine months ended September 30, 2003 was $117,000, and 1,991,000 respectively. Brokerage expenses (including all fixed and variable expenses) for the three and nine months ended September 30, 2003 were $79,000 and $1,164,000. There was no brokerage income or expenses recorded in 2004 due to the sale of 60% of Winston effective July 2003. The Company accounted for its remaining 40% investment in Winston by the equity method until it sold its remaining interest in August 2004. Equity in its investment in Winston of $138,000 was recorded in 2004 prior to the sale, and the Company recorded a gain of $71,000 in connection with the sale of its remaining interest in Winston.

     A management fee of $4,000 per month is paid to the Company by an affiliate for management services performed by the Company on behalf of the affiliate. These services include corporate governance, financial management and accounting services. Prior to the consolidation of Cortech in the financial statements, the Company recorded an additional $15,000 per month in management fee income.

     Equity in the losses of Cortech of $83,000 were recorded for the period prior to the acquisition of Cortech and its consolidation in the financial statements of the Company.

     In August 2004, the Company sold its headquarters building in Bedminster, New Jersey for $1,950,000 recording a pretax gain of approximately $845,000. The Company is currently leasing its required office space.

     Interest, dividends and other income was $98,000 in the quarter ended September 30, 2004 compared to $42,000 in the quarter ended September 30, 2003, an increase of $56,000. Interest income earned in Cortech of $39,000 combined with a consulting fee of $15,000 earned in the third quarter of 2004 are the primary reasons for the increase.

     For the nine months ended September 30, 2004, interest, dividends and other income was $364,000 compared to $248,000 in the same period of 2003, an increase of $116,000. The increase in the nine months ended September 30, 2004 was due primarily to a fee for services received from a non-affiliated company in the first quarter of 2004 combined with the interest earned at Cortech and the consulting fees earned in the third quarter of 2004. These fees were offset by other income of $100,000 recorded in the nine months ended September 30, 2003 that was related to T. R. Winston and did not recur in 2004.

     General and administrative expenses were $208,000 and $462,000 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of $254,000. For the nine month periods ended September 30, 2004 and 2003, general and administrative expenses were $607,000 and $1,404,000 respectively, a decrease of $797,000. These decreases are due principally to the reduction of expenses due to the sale of Winston in July 2003.

     Minority interest in subsidiary's losses of $24,000, relating to Cortech was recorded in the three and nine months ended September 30, 2004.

Item 3.  -  Controls and Procedures
-------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 2.  -  Changes in Securities
-------     ---------------------

            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (1)
                 (COMMON STOCK-JANUARY 2004 REPURCHASE PLAN) (2)


                                                      (c) Total
                                                       Number of     (d) Maximum
                                                        Shares         Number of
                                                     Purchased as   Shares that May
                   (a) Total                           Part of           Yet Be
                   Number of          (b)              Publicly      Purchased Under
                    Shares     Average Price Paid   Announced Plans    the Plans or
    Period         Purchased       per Share          or Programs      Programs (2)

July 1, 2004 -
July 31, 2004         22,481              $ 2.19           22,481                -

August 1, 2004 -           -                   -                -                -
August 30, 2004

September 1, 2004 -        -                   -                -                -
September 30, 2004

Total                 22,481              $ 2.19           22,481                -


              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                 (COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (3)


                                                      (c) Total
                                                       Number of     (d) Maximum
                                                        Shares         Number of
                                                     Purchased as   Shares that May
                   (a) Total                           Part of           Yet Be
                   Number of          (b)              Publicly      Purchased Under
                    Shares     Average Price Paid   Announced Plans    the Plans or
    Period         Purchased       per Share          or Programs      Programs (2)

July 1, 2004 -
July 31, 2004          3,398              $ 2.04            3,398           196,602

August 1, 2004 -      13,453                2.10           13,453           183,149
August 30, 2004

September 1, 2004 -    7,872                2.07            7,872           175,277
September 30, 2004


Total                 24,723              $ 2.08           24,723           175,277


(1) All share information adjusted for a 100% stock dividend which was effective April 30, 2004.
(2) In January 2004, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock. In April 2004 the number of shares was reduced to 200,000. This plan has no expiration date.
(3) In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock. This plan has no expiration date.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 4.  -  Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 8, 2004. Management's nominees, Messrs. Paul O. Koether, Casey K. Tjang, and M. Michael Witte, were elected to the Board of Directors

     The following is a tabulation for all nominees:

                                      For                  Withheld
                                   ---------               --------

     Paul O. Koether                1,594,758                  -
     Casey K. Tjang                 1,594,758                  -
     M. Michael Witte               1,594,758                  -

Item 6.  -  Exhibits and Reports on Form 8-K
------      --------------------------------

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


                                     KENT FINANCIAL SERVICES, INC.


Dated: November 11, 2004             By: /s/ Sue Ann Merrill
                                         --------------------------------------
                                         Sue Ann Merrill
                                         Chief Financial Officer
                                          and Secretary

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

November 11, 2004                               /s/ PAUL O. KOETHER
                                                -------------------------------
                                                Paul O. Koether
                                                Chairman and President

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

November 11, 2004                               /s/ SUE ANN MERRILL
                                                --------------------------------
                                                Sue Ann Merrill
                                                Chief Financial Officer
                                                 and Secretary

                                                                      Exhibit 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   November 11, 2004


/s/ Paul O. Koether
------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary