Form 10KSB
period 2004-12-31
KENT FINANCIAL SERVICES INC
filed 2005-03-31
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2004

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _________________ to _________________.

                          Commission file number 1-7986

                          KENT FINANCIAL SERVICES, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

            Delaware                                           75-1695953
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

376 Main Street, P.O. Box 74, Bedminster, New Jersey                   07921
-----------------------------------------------------                  -----
     (Address of principal executive offices)                        (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for the fiscal year ended December 31, 2004 were approximately $2 million.

     At February 28, 2005, there were 2,836,317 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date as reported by Nasdaq, was approximately $3.4 million.

     Transitional Small Business Disclosure Format  Yes      No  X
                                                       -----   -----

                                     PART I
                                     ------

Item 1.     DESCRIPTION OF BUSINESS
-------     -----------------------

General
-------

     Until July 2003, the Company owned T. R. Winston & Company, Inc. ("Winston, Inc."), a licensed securities broker-dealer. In July 2003, the Company sold 60% of Winston, Inc. to two executives of Winston, Inc. (the "Agreement"). Subsequent to completion of the transaction, the Company had no management responsibility for Winston. In August 2004, the Company sold its remaining interest in Winston.

Acquisition of Cortech, Inc. ("Cortech"), by AVF
------------------------------------------------

     In 2004, Kent through its wholly owned subsidiary Asset Value Fund Limited Partnership ("AVF"), acquired an additional 139,328 shares of Cortech's common stock for approximately $427,000, increasing its ownership of Cortech to 50.06% on June 30, 2004. Prior to that date, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. This fair value ordinarily was AVF's proportionate ownership of Cortech's equity. Since AVF's ownership exceeded 50%, Cortech has been consolidated in the accompanying financial statements. (See Note 16 for proforma financial information.) Cortech is currently seeking the acquisition of an operating business. All of Cortech's assets excluding its portfolio of pharmaceutical patents are invested in cash and United States Treasury Bills.

Kent Educational Services, Inc.
-------------------------------

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES has purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc., ("The Academy") a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. The Academy is headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey during the administration of Governor Thomas H. Kean. The Company's interest in The Academy is recorded as an other asset in the accompanying financial statements, as The Academy is in the formation stage.

     Kent through AVF also owns 44% of General Devices, Inc. having purchased an additional 714,413 shares of General Devices for $71,400 in February 2005. General Devices is currently seeking the acquisition of an operating business.

Employees
---------

     As of February 28, 2005, the Company and its wholly-owned subsidiaries had 4 employees.

Item 2.     DESCRIPTION OF PROPERTY
-------     -----------------------

     The Company and certain of its affiliates occupied the Company's corporate office building in Bedminster, New Jersey and shared direct occupancy costs. In August 2004, the Company sold its corporate office building, and is currently leasing its required office space at the same location.

Item 3.     LEGAL PROCEEDINGS
-------     -----------------

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 8, 2004. Management's nominees, Paul O. Koether, Casey K. Tjang, and M. Michael Witte, were elected to the Board of Directors.

     The following is a vote tabulation for all nominees:

                                                                ABSTENTIONS AND
                        FOR        AGAINST       WITHHELD       BROKER NONVOTES
                        ---        -------       --------       ---------------

Paul O. Koether      1,594,758        -              -                  -
Casey K. Tjang       1,594,758        -              -                  -
M. Michael Witte     1,594,758        -              -                  -

     No other matters were voted upon at the meeting.

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

                                                  High               Low
                                                --------           -------
Calendar Quarter:

       2003
       ----

       First Quarter                            $  1.65            $  1.51
       Second Quarter                              2.02               1.62
       Third Quarter                               2.48               3.49
       Fourth Quarter                              2.26               1.87

       2004
       ----

       First Quarter                            $  2.59            $  1.88
       Second Quarter                              4.76               2.18
       Third Quarter                               2.30               1.84
       Fourth Quarter                              3.26               2.02

     As of February 28, 2005, the Company had 1,628 stockholders of record of its common stock. The closing price of the common stock was $2.70 on February 28, 2005.

     On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. Accordingly, all share and per share information has been restated for all periods presented.

     The Company did not pay any cash dividends in 2004 or 2003.

     On March 10, 2005 the Company declared a special dividend of $.30 per share. The record date for the special dividend is March 21, 2005 and the distribution date is April 5, 2005.

PURCHASE OF EQUITY
------------------

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                   (COMMON STOCK-AUGUST 2004 REPURCHASE PLAN)

                                                       (c) Total
                                                       Number of     (d) Maximum
                                                        Shares        Number of
                                                     Purchased as    Shares that
                                                       Part of        May Yet Be
                      (a) Total                       Publicly        Purchased
                      Number of         (b)           Announced       Under the
                       Shares       Average Price      Plans or       Plans or
    Period            Purchased     Paid per Share    Programs      Programs (1)
--------------------------------------------------------------------------------

October 1, 2004 -       17,942         $ 2.05           17,942         157,335
October 31, 2004

November 1, 2004 -         938           2.05              938         156,397
November 30, 2004

December 1, 2004 -           -              -                -         156,397
December 31, 2004

Total                   18,880         $ 2.05           18,880         156,397

(1) In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock. This plan has no expiration date.

Item 6.     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
            --------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

     This Form 10-KSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Acquisition of Cortech, Inc. by Asset Value Fund Limited Partnership (AVF)
--------------------------------------------------------------------------

     In 2004, AVF acquired an additional 139,328 shares of Cortech's common stock for approximately $427,000, increasing its ownership of Cortech to 50.06% on June 30, 2004. Prior to that date, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. (See Note 1 of Notes to the Consolidated Financial Statements for more information on fair value). This fair value ordinarily was AVF's proportionate ownership of Cortech's equity. Since AVF's ownership now exceeds 50%, Cortech is part of the consolidated results of AVF and included in the consolidated results of AVF and the Company.

Kent Educational Services, Inc.
-------------------------------

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES has purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc., ("The Academy") a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. The Academy is headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey during the administration of Governor Thomas H. Kean. The Company's interest in The Academy is recorded as an other asset in the accompanying financial statements, as The Academy is in the formation stage.

T. R. Winston & Company, LLC
----------------------------

     Until July 2003, the Company owned T. R. Winston & Company, Inc. ("Winston, Inc."), a licensed securities broker-dealer. In July 2003, the Company sold 60% of Winston, Inc. to two executives of Winston, Inc. (the "Agreement"). Immediately prior to the sale, Winston, Inc. paid cash to the Company reducing Winston, Inc's. equity to $500,000 and subsequently Winston, Inc. was reorganized to form T. R. Winston & Company, LLC ("Winston"). The Company then recorded its 40% investment in Winston at $200,000. Subsequent to completion of the transaction, the Company had no management responsibility for Winston but was entitled to a 40% distributive share of Winston's profits, as defined in the Agreement, and was accounting for its investment in Winston by the equity method. In 2004 and 2003, $138,000 and $20,000, respectively, was recorded as income related to the Company's equity interest in Winston. In August 2004, the Company sold its remaining interest in Winston for $1 million. Net cash proceeds of $520,000 were received after adjustments of $390,000 relating to a put option liability established in connection with the Agreement, and $90,000 for payments the Company was required to make in connection with the Agreement.The Company recorded a gain of approximately $71,000 in connection with the sale.

     In August 2004, the Company entered into a consulting & advisory agreement with Winston, (the "Consulting & Advisory Agreement") in that the Company agreed to provide financial consulting and advisory services to Winston for a period of eighteen months commencing August 1, 2004 through January 31, 2006. The Consulting & Advisory Agreement is cancelable only by the Company. During the term of the Consulting & Advisory Agreement, the Company will receive certain fees, but in no event will the fees for the term be less than $200,000. Fees of $70,000 were earned in 2004 in connection with the Consulting & Advisory Agreement.

Results of Operations
---------------------

     The Company had net income in 2004 of $923,000, ($.32 basic and fully diluted income per share) compared to a net income of $357,000 ($.11 basic and fully diluted income per share) in 2003. Per share earnings have been adjusted to reflect a 100% stock dividend in April 2004. Due to changes in the Company's business over the past two years, results for 2004 and 2003 may not be comparable nor are they indicative of any future results.

     Net investing gains were $310,000 in 2004, a decrease of $353,000 from net investing gains in 2003 of $663,000. This decrease is principally the result of an increase in realized gains of $143,000 offset by a decrease in the carrying value of selected investments in the Company's investment portfolio of $496,000.

     There was no brokerage income or expenses recorded in 2004 due to the sale of 60% of Winston effective July 2003. The Company accounted for its remaining 40% investment in Winston by the equity method until it sold its remaining interest in August 2004. Total brokerage income, which consisted of commissions and principal trading transactions at Winston was approximately $2 million in 2003. Brokerage expenses (including all fixed and variable expenses) were $1,164,000 in 2003. Equity in its investment in Winston of $20,000 was recorded in 2003 and $138,000 was recorded in 2004 prior to the sale. The Company recorded a gain of $71,000 in connection with the sale of its remaining interest in Winston.

     A management fee of $4,000 per month is paid to the Company by an affiliate for management services performed by the Company on behalf of the affiliate. These services include corporate governance, financial management and accounting services. Prior to the consolidation of Cortech in the financial statements, the Company recorded an additional $15,000 per month in management fee income.

     In 2004, the Company recorded equity in the losses of Cortech of $83,000 for the period prior to the acquisition of Cortech and its consolidation in the financial statements of the Company.

     In August 2004, the Company sold its headquarters building in Bedminster, New Jersey for $1,950,000 recording a pretax gain of approximately $845,000. The Company is currently leasing its required office space in the same location.

     Interest, dividends and other income was $485,000 in 2004 compared to $285,000 in 2003. The increase in 2004 was due primarily to an increase in fees for services (primarily general and administrative services) received from a non-affiliated company of $177,000, combined with an increase in interest earned of approximately $43,000 and consulting fees of $70,000 earned in 2004. In 2003 other income of $100,000 was recorded by T. R. Winston. Interest income increased by $87,000 due to the inclusion of Cortech in the consolidation financial statements offset by a decrease of $44,000 due primarily to the sale of Winston in 2003.

     General and administrative expenses were $936,000 in 2004, a decrease of $641,000 from the $1,577,000 recorded in 2003. These decreases are due principally to the reduction of expenses due to the sale of Winston in July 2003.

     Interest expense decreased from $55,000 in 2003 to $37,000 in 2004, due to the sale of Winston and the sale of the building in Bedminster, New Jersey.

     The Company recorded minority interest in Cortech's losses of approximately $48,000 in 2004.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2004, the Company had consolidated cash and cash equivalents of approximately $14.2 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less, with yields ranging between 2.014% and 2.239%. The Company and its subsidiaries also maintain interest bearing balances in brokerage accounts. The Company had securities owned valued at approximately $1.2 million at December 31, 2004. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. The Company believes that its liquidity is adequate for future operations for the next twelve months, including the costs of acquiring operating businesses, or making additional investments.

     Net cash of approximately $1.3 million was used in operations in 2004, compared to net cash provided by operations of approximately $3.8 million in 2003. The change in securities owned of $4.125 million in 2003 compare to ($676,000) in 2004, and the gain on sale of property on $845,000 were the primary reasons for the decrease in the cash provided by operations in 2004 compared to 2003. The change in securities owned was due principally to the reclassification of the Company's investment in Cortech to a consolidated subsidiary. Unrealized gains and losses are included in consolidated operations, but do not utilize or generate cash flows.

     Net cash provided by investing activities was approximately $13.3 million in 2004 compared to net cash used of $240,000 in 2003. In 2004, net cash of approximately $11 million was acquired through the consolidation of Cortech and approximately $2.3 million was received in connection with the sale of the Company's building in Bedminster, New Jersey and the sale of the Company's investment in T. R. Winston.

     Net cash used in financing activities was approximately $1.6 million in 2004 compared to $125,000 in 2003. During 2004, the Company repurchased 406,177 shares of its common stock for an aggregate cost of approximately $906,000. In 2003, the Company repurchased 31,316 shares for an aggregate cost of approximately $113,000. All shares acquired were purchased at market prices and have been canceled and returned to the status of authorized and unissued shares. Payments on debt of $658,000 in 2004 and $12,000 in 2003 consisted of payments of the mortgage loan collateralized by the Company's headquarters building, which was sold in the third quarter of 2004, at which time the mortgage loan balance was paid.

     In 2003, $390,000 was recorded as a liability in connection with the 60% sale of Winston. Due to the characteristics of this accrual, the $390,000 was recorded as a deduction in stockholders' equity in the accompanying financial statements. (For more information see Note 1 of Notes to the Consolidated Financial Statements). In August 2004, this liability was reversed as a result of the sale of the Company's remaining interest in Winston.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Contractual Commitments
-----------------------

     The Company has no contractual commitments.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

     In December 2004, the FASB issues Statement of Financial Accounting Standards ("SFAS") 123(R), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 23 (R) is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. The Company will adopt SFAS 123(R) on July 1, 2005 using the modified prospective method. The Company does not expect that the adoption of SFAS 123
(R) will have an impact on the consolidated financial statements.

Market Risk
-----------

     Market risk represents the potential loss as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. The Company's exposure to market risk is directly related to price movements of its securities holdings.

     The fair value of securities owned at December 31, 2004 was approximately $1.2 million. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $120,000 loss as of December 31, 2004. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its brokerage accounts which are classified as cash equivalents in the consolidated financial statements.

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

     The Company intends to engage primarily in a business other than that of an investment company and, unless an exception from the definition of investment company under the 1940 Act is available to it, the Company intends on taking all action necessary to prevent it from being deemed an investment company within the time permitted by the 1940 Act. This may include reducing the value of the "investment securities" that the Company holds as a percentage of its total assets and any other actions that the Company deems to be appropriate. This reduction could be achieved in a number of ways, including through the disposition of "investment securities" and the acquisition of non-investment security assets. If the Company is required to sell "investment securities" it may be forced to sell them sooner than it otherwise would and these dispositions may be made under unfavorable market conditions resulting in losses to the Company.

     Currently, the Company believes that its 50.06% ownership in Cortech is its primary business, and that it will not be deemed to be an investment company under the 1940 Act.

Item 7.     FINANCIAL STATEMENTS
            --------------------

       The financial statements filed herein are listed below:

       Report of Independent Registered Public Accounting Firm

       Financial Statements:

             Consolidated Balance Sheet - December 31, 2004

             Consolidated Statements of Income -
                  Years ended December 31, 2004 and 2003

             Consolidated Statements of Stockholders' Equity -
                  Years ended December 31, 2004 and 2003

             Consolidated Statements of Cash Flows -
                  Years ended December 31, 2004 and 2003

             Notes to Consolidated Financial Statements -
                  Years ended December 31, 2004 and 2003

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.


/s/ Amper, Politziner & Mattia, P.C.


March 16, 2005
Edison, New Jersey

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                 ($000 Omitted)


ASSETS
------

Current Assets:
  Cash and cash equivalents                                         $ 14,156
  Securities owned                                                     1,205
  Other                                                                   26
                                                                    --------
      Total current assets                                            15,387
Property and equipment:
  Office furniture and equipment                                          61
  Accumulated depreciation                                         (      58)
                                                                    --------
    Net property and equipment                                             3
Other assets                                                             300
                                                                    --------
      Total assets                                                  $ 15,690
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                             $    919
  Accrual for previously discontinued operations                         166
                                                                    --------
      Total liabilities                                                1,085
                                                                    --------

Contingent liabilities

Minority interest in subsidiary                                        5,614

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                         -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  2,850,771 shares issued and outstanding                                285
Additional paid-in capital                                            12,487
Accumulated deficit                                                (   3,781)
                                                                    --------
      Total stockholders' equity                                       8,991
                                                                    --------
      Total liabilities and stockholders' equity                    $ 15,690
                                                                    ========




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      ($000 Omitted, except per share data)


                                                      Year ended December 31,
                                                      -----------------------
                                                        2004           2003
                                                      --------       --------

Revenues:
  Principal transactions:
    Investing gains                                   $   310         $   663
    Trading                                                 -             122
  Brokerage commissions and fees                            -           1,869
  Management fee income                                   138             228
  Equity in earnings of T. R. Winston                     138              20
  Pre-acquisition equity in loss of Cortech          (     83)              -
  Interest, dividends and other                           485             285
  Other:
    Gain on sale of property                              845               -
    Gain on sale of T. R. Winston                          71               -
                                                      -------         -------
      Total revenues                                    1,904           3,187
                                                      -------         -------

Expenses:
  General, administrative and other                       936           1,577
  Brokerage                                                 -           1,164
  Interest                                                 37              55
                                                      -------         -------
      Total expenses                                      973           2,796
                                                      -------         -------

Income before income taxes                                931             391
Provision for income taxes                                 56              34
                                                      -------         -------
Income before minority interest                           875             357
Minority interest in subsidiary's losses                   48               -
                                                      -------         -------
Net income                                            $   923         $   357
                                                      =======         =======

Basic and diluted net income per common share         $   .32         $   .11
                                                      =======         =======

Weighted average number of common shares
 outstanding (in 000's)*                                2,921           3,292
                                                      =======         =======



*Restated for a two for one stock split in the form of a stock dividend




          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($000 Omitted)





                                                                               Additional           Total
                                   Common        Paid-In     Accumulated        Deferred         Stockholders'
                                   Stock         Capital       Deficit        Compensation          Equity
                                   -----         -------       -------        ------------          ------


Balance, December 31, 2002       $    332        $ 13,459     ($  5,061)         $      -          $  8,730

Repurchase and cancellation
  of common stock               (       6)      (     107)            -                 -         (     113)

Deferred Compensation                   -               -             -         (     390)        (     390)

Net income                              -               -           357                 -               357
                                 --------        --------      --------          --------          --------

Balance, December 31, 2003            326          13,352     (   4,704)        (     390)            8,584

Repurchase and cancellation
  of common stock               (      41)      (     865)            -                 -         (     906)

Deferred compensation                   -               -             -               390               390

Net income                              -               -           923                 -               923
                                 --------        --------      --------          --------          --------

Balance, December 31, 2004       $    285        $ 12,487     ($  3,781)         $      -          $  8,991
                                 ========        ========      ========          ========          ========


     Restated for a two for one stock split in the form of a stock dividend

          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                                      Year Ended December 31,
                                                   -----------------------------
                                                       2004             2003
                                                     --------         --------
Cash flows from operating activities:
  Net income                                         $    923         $    357
  Adjustments to reconcile net income to net
   Cash provided by (used in) operating activities:
    Depreciation                                           20               38
    Unrealized gains on securities owned            (     251)       (     769)
    Equity in earnings in T. R. Winston             (     138)       (      20)
    Pre-acquisition equity in loss of Cortech              83                -
    Gain on sale of property                        (     845)               -
    Gain on sale of T. R. Winston                   (      71)               -
    Minority interest in subsidiary losses          (      48)               -
  Change in operating assets and liabilities:
    Change in securities owned                      (     676)           4,125
    Change in accounts payable and accrued expenses       118        (      92)
    Change in other assets                          (     317)              34
    Other, net                                      (      84)             101
                                                     --------         --------
          Net cash provided by (used in)
            operating activities                    (   1,286)           3,774
                                                     --------         --------

Cash flows from investing activities:
  Net cash acquired through consolidation
   of Cortech                                          10,992                -
  Proceeds from sale of property                        1,811                -
  Proceeds from sale of T. R. Winston                     520                -
  Purchase of equipment                             (       4)       (       2)
  Investment in T. R. Winston                       (      53)       (     238)
  Other, net                                                3                -
                                                     --------         --------
          Net cash provided by (used in)
            investing activities                       13,269        (     240)
                                                     --------         --------

Cash flows from financing activities:
  Repurchase of common stock                        (     906)       (     113)
  Payments on debt                                  (     658)       (      12)
                                                     --------         --------
          Net cash used in financing activities     (   1,564)       (     125)
                                                     --------         --------

Net increase in cash and cash equivalents              10,419            3,409
Cash and cash equivalents at beginning of year          3,737              328
                                                     --------         --------
Cash and cash equivalents at end of year             $ 14,156         $  3,737
                                                     ========         ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                         $     37         $     52
                                                     ========         ========
    Taxes                                            $     23         $      2
                                                     ========         ========
 Non-cash put option liability establised (reversed)($    390)        $    390
                                                     ========         ========



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the "Company" or "Kent") and its wholly-owned subsidiaries, Kent Advisors, Inc., Kent Educational Services, Inc., Texas American Petrochemicals, Inc. ("TAPI") and Asset Value Management, Inc. and its respective subsidiaries, Asset Value Holdings, Inc., and Asset Value Fund Limited Partnership ("AVF") and AVF's 50.06% owned subsidiary, Cortech, Inc. TAPI and Kent Advisors, Inc. are inactive. All material intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Cash Equivalents
----------------

     The Company considers as cash equivalents all short-term investments which are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist of U. S. Treasury Bills with an original maturity of 90 days that matured through March 2005 and were substantially all reinvested for an additional 90 days. The Company also maintains interest bearing balances in its brokerage accounts. All cash and cash equivalents are on deposit either with a major money center bank or with a securities broker dealer.

Property and Equipment
----------------------

     The Company records all property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets generally two years.

Fair Value of Financial Instruments
-----------------------------------

     Substantially all assets and liabilities are stated at fair value or at amounts which approximate fair value.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

Interest Income and Expenses
----------------------------

     The Company receives interest income on its credit balances at its securities broker dealer and is charged interest expense on its debit balances at the securities broker dealer, if applicable.

     Winston received interest income on its credit balances at the clearing broker and was charged interest expense on its debit balances at the clearing broker. Prior to the sale of Winston such interest income and expense was recorded in the consolidated financial statements.

Income Taxes (Benefit)
----------------------

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company and its wholly owned subsidiaries file a consolidated federal income tax return.

Earnings Per Common Share
-------------------------

     Earnings per common share is calculated based on the weighted average number of shares outstanding. Diluted earnings per share includes the assumed conversion of shares issuable upon exercise of options, where appropriate.

Estimates
---------

     The preparation of financial statements in conformity with accounting principles that are generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

Sale of T. R. Winston
---------------------

     Until July 31, 2003, the Company's business was comprised principally of the operation of T. R. Winston & Company, Inc. ("Winston"), a licensed securities broker-dealer and a wholly-owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston to two executives of Winston (the "Agreement"). Immediately prior to the sale, Winston paid cash to the Company reducing Winston's equity to $500,000. The Company then recorded its 40% investment in Winston at $200,000. Subsequent to the Agreement, the Company has no management responsibility for Winston but was entitled to a 40% distributive share of Winston's profits as defined by the Agreement, and was accounting for its investment in Winston by the equity method. In August 2004, the Company sold its remaining interest in Winston for $1 million. Net cash proceeds of $520,000 were received after adjustments of $390,000 relating to a put option liability established in connection with the Agreement, and $90,000 for payments the Company was required to make in connection with the Agreement. The Company recorded a gain of approximately $71,000 in connection with the sale.


     In August 2004, the Company entered into a consulting & advisory agreement with Winston, (the "Consulting & Advisory Agreement") in that the Company agreed to provide financial consulting and advisory services to Winston for a period of eighteen months commencing August 1, 2004 through January 31, 2006. The Consulting & Advisory Agreement is cancelable only by the Company. During the term of the Consulting & Advisory Agreement, the Company will receive certain fees, but in no event will the fees for the term be less than $200,000. Fees of $70,000 were earned in 2004 in connection with the Consulting & Advisory Agreement.

Recent Accounting Standards
---------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN 46 did not have an effect on the consolidated financial statements.

     In December 2004, the FASB issues Statement of Financial Accounting Standards ("SFAS") 123(R), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 23 (R) is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. The Company will adopt SFAS 123(R) on July 1, 2005 using the modified prospective method. The Company does not expect that the adoption of SFAS 123
(R) will have an impact on the consolidated financial statements.

2.   BUSINESS
     --------

     The Company's business is comprised principally of the management of AVF. AVF is an investment partnership whose primary purpose is to make investments in a limited number of companies whose securities are considered undervalued by AVF's management.

3.   SECURITIES OWNED
     ----------------

     Securities owned as of December 31, 2004, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following:

                                                                         %
                                                      Value            Owned
                                                      -----            -----
                                                   (in $000's)
    Marketable equity securities
      Portfolio Positions of greater
        than 5% of outstanding common stock:
          Dewey Electronics (135,000 shares)         $   810            9.9%
          Golf Rounds.com, Inc. (193,800 shares)         127            5.6%
          General Devices, Inc. (866,558 shares)          86           36.9%
      All other portfolio positions                      182
                                                     -------
    Aggregate market                                 $ 1,205
                                                     =======

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

4.   ACQUISITION OF CORTECH, INC., BY AVF
     ------------------------------------

     In 2004, AVF acquired an additional 139,328 shares of Cortech's common stock for approximately $427,000, increasing its ownership of Cortech to 50.06% on June 30, 2004. Prior to that date, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. (See Note 1 of Notes to the Consolidated Financial Statements for more information on fair value). This fair value ordinarily was AVF's proportionate ownership of Cortech's equity. Since AVF's ownership exceeded 50%, Cortech has been consolidated in the accompanying financial statements. (See Note 16 for proforma financial information.)

Cortech Stock Option Plans
--------------------------

     Cortech has issued certain common stock options to its employees, directors and consultants. At December 31, 2004, Cortech had 382,735 common stock options outstanding at exercise prices ranging from $3.50 to $13.59 per share expiring from 2005 through 2010. Any exercises of these common stock options could have a dilutive effect on the percentage of Cortech owned by the Company.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This standard encouraged, but did not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

     Companies that do not adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board ("APB") Opinion No. 25, but will be required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Cortech, namely broad-based employee stock option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

     Cortech applies APB No. 25 and related Interpretations in accounting for its plans. Had compensation cost for the Cortech's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                    2004              2003
                                                    ----              ----
         Net income
              As reported (in $000's)             $   923           $   357
              Pro forma (in $000's)               $   859           $   294

         Basic and fully diluted net income
          per share:
              As reported                         $   .32           $   .11
              Pro forma                           $   .29           $   .09


5.   T. R. WINSTON & COMPANY, LLC.
     -----------------------------

     Until July 31, 2003, the Company owned T. R. Winston & Company, Inc. ("Winston, Inc."), a licensed securities broker-dealer and a wholly owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston, Inc. to two executives of Winston, Inc. (the "Agreement"). Immediately prior to the sale, Winston, Inc. paid cash to the Company reducing Winston, Inc's. equity to $500,000 and subsequently Winston, Inc. was reorganized to form T. R. Winston & Company, LLC ("Winston"). The Company then recorded its 40% investment in Winston at $200,000. Subsequent to the sale, the Company had no management responsibility for Winston but was entitled to a 40% distributive share of Winston's profits as defined in the Agreement, and accounted for its investment in Winston by the equity method. In 2004 and 2003, of $138,000, $20,000 respectively was recorded as income related to the Company's equity interest in Winston. In August 2004, the Company sold its remaining interest in Winston for $1 million. Net cash proceeds of $520,000 were received after adjustments of $390,000 relating to a put option liability established in connection with the Agreement, and $90,000 for payments the Company was required to make in connection with the Agreement. The Company recorded a gain of $71,000 in connection with the sale.

     In August 2004, the Company entered into a consulting & advisory agreement with Winston, (the "Consulting & Advisory Agreement") in that the Company agreed to provide financial consulting and advisory services to Winston for a period of eighteen months commencing August 1, 2004 through January 31, 2006. The Consulting & Advisory Agreement is cancelable only by the Company. During the term of the Consulting & Advisory Agreement, the Company will receive certain

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

fees, but in no event will the fees for the term be less than $200,000. Fees of $70,000 were earned in 2004 in connection with the Consulting & Advisory Agreement.

6.   KENT EDUCATIONAL SERVICES, INC.
     -------------------------------

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES has purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc., ("The Academy") a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. The Academy is headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey during the administration of Governor Thomas H. Kean. The Company's interest in The Academy is recorded as an other asset in the accompanying financial statements, as The Academy is in the formation stage.

7.   INCOME TAXES
     ------------

     The components of income tax expense are as follows:

                                                        ($000 Omitted)
                                                    Year Ended December 31,
                                                    -----------------------
                                                      2004           2003
                                                    --------       --------

                  Federal-Current                    $   22         $    -
                  State-Current                          34             34
                                                     ------         ------
                           Total                     $   56         $   34
                                                     ======         ======

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     Total income tax expense for the years ended December 31, 2004 and 2003 is different from the amount computed by multiplying total income before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                       ($000 Omitted)
                                                    Year Ended December 31,
                                                    -----------------------
                                                     2004             2003
                                                    ------           ------
Income tax expense computed at statutory
  rates on total income before income taxes        $   333           $   134

Increase (decrease) in tax from:
  Federal alternative minimum tax                       22                 -
  State income tax, net of Federal benefit              27                22
  Expiration of state net operating loss
   carryforwards                                         -                16
  Change in estimate of net operating losses            69               291
  Net operating losses and credits acquired
   through consolidation of Cortech               ( 31,999)                -
  Increase (decrease) in valuation allowance        31,762          (    539)
  Minority interest in current year deferred
   tax benefit                                    (    151)                -
  Other, net                                      (      7)              110
                                                   -------           -------
    Total tax expense                              $    56           $    34
                                                   =======           =======

     The tax effects of significant items comprising the Company's net deferred tax asset at December 31, 2004 are as follows:

                                                             ($000 Omitted)
                                                             --------------

      Deferred tax assets:
           Operating loss carryforwards                           $ 31,990
           Capital loss carryforwards                                    4
           Federal tax credit carryforwards                          3,570
           Mark-to-market valuation adjustments                         11
           Deferred Compensation                                       222
           Other                                                        56
                                                                  --------
                                                                    35,853
      Valuation allowance                                        (  35,853)
                                                                  --------
      Net deferred tax asset                                      $      -
                                                                  ========

     Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to the uncertainty of realizing its deferred tax

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

asset, a valuation allowance of an equal amount is maintained. For the year ended December 31, 2004, the valuation allowance increased by $31.8 million due primarily to the acquisition of Cortech's deferred tax assets.

     Significant carryforward balances for Federal income tax purposes as of December 31, 2004 are: ($000 omitted)

                                                                   Expiration
                                              Amount                 Years
                                              ------                 -----

     Net operating loss                      $ 97,703             2005 - 2023
     Alternative minimum tax credit               973                     N/A

     The net operating loss of $97.7 million includes $86.3 million relating to Cortech.

     The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period which results in an annual limitation on the Company's ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change.

8.   SALE OF BUILDING
     ----------------

     In August 2004, the Company sold its building in Bedminster, New Jersey for $1,950,000, recording a pre-tax gain on sale of approximately $845,000.

9.   CAPITAL STOCK ACTIVITY
     ----------------------

     On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. Accordingly, all share and per share information has been restated for all periods presented.

     Common Stock Repurchases
     ------------------------

     In January 2004, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations ("2004 Plan"). In April 2004, the Board of Directors reduced the number of shares

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

available for repurchase under the 2004 Plan to 200,000 shares. All shares under the 2004 Plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

     In August 2004, the Board of Directors approved a plan to repurchase up to an additional 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of December 31, 2004, 43,603 shares under this plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

10.  COMPENSATION ARRANGEMENTS
     -------------------------

     In 2002, the Company entered into an employment agreement (the "Agreement") with the Company's Chairman for a three-year term commencing December 1, 2002 (the "Effective Date") at an annual salary of $240,000 ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his Base Salary per year for three years payable in equal monthly installments.

     Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability. Such payments shall continue until the Chairman reaches age 75. The Company is accruing the present value of the contingent payments under this agreement. Included is accrued expenses at December 31, 2004 is approximately $554,000 related to this liability.

11.  PREVIOUSLY DISCONTINUED OPERATIONS
     ----------------------------------

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

                     Years Ended December 31, 2004 and 2003

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

12.  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     From March 1990 until the sale of the building in August 2004 certain non-subsidiary affiliates had rented office space from the Company. The
Company's aggregate rental income from these arrangements was approximately $66,000 and $70,000 during 2004 and 2003, respectively.

     The Company reimburses affiliates for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $54,000 and $73,000 during 2004 and 2003, respectively.

     An affiliate of the Company pays an administrative fee of $4,000 per month for management services performed by the Company on behalf of the affiliate. These services include corporate governance, financial management and accounting services. Prior to the consolidation of Cortech in the Financial Statements, the Company recorded an additional $15,000 per month in management fee income.

13.  SEGMENT REPORTING
     -----------------

     The Company has determined that it does not have reportable operating segments. The Company conducts investment activities through its wholly owned subsidiary AVF, as described in Note 2 of Notes to the Consolidated Financial Statements. AVF does not have individual segment managers or discrete financial data used to allocate resources.

14.  401 (K) - PLAN
     --------------

     Eligible employees can elect to participate in the Company's qualified 401(k) Retirement Plan (the "Plan"). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($13,000 in 2004 and $12,000 in 2003). The employees' contributions are 100%

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

vested and the Company's contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There were no employer matching contributions in 2004 or 2003.

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

     The Company intends to engage primarily in a business other than that of an investment company and, unless an exception from the definition of investment company under the 1940 Act is available to it, the Company intends on taking all action necessary to prevent it from being deemed an investment company within the time permitted by the 1940 Act. This may include reducing the value of the "investment securities" that the Company holds as a percentage of its total assets and any other actions that the Company deems to be appropriate. This reduction could be achieved in a number of ways, including through the disposition of "investment securities" and the acquisition of non-investment security assets. If the Company is required to sell "investment securities" it may be forced to sell them sooner than it otherwise would and these dispositions

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

may be made under unfavorable market conditions resulting in losses to the Company.

     Currently, the Company believes that its 50.06% ownership in Cortech is its primary business, and that it will not be deemed to be an investment company under the 1940 Act.

16.  UNAUDITED PROFORMA FINANCIAL INFORMATION
     ----------------------------------------

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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)
                                                    Year ended December 31,
                                                   -------------------------
                                                     2004              2003
                                                   --------         --------
Revenues:
  Principal transactions:
    Investing gains                                $   332           $   775
  Management fee income                                 48                48
  Interest, dividends and other                        537               242
  Other:
    Gain on sale of property                           845                 -
    Gain on sale of T. R. Winston                      217               145
                                                   -------           -------
      Total revenues                                 1,979             1,210
                                                   -------           -------

Expenses:
  General, administrative and other                  1,107             1,019
  Interest                                              37                55
                                                   -------           -------
      Total expenses                                 1,144             1,074
                                                   -------           -------

Income before income taxes                             835               136
Provision for income taxes                              57                14
                                                   -------           -------
Income before minority interest                        778               122
Minority interest in subsidiary's losses               153               165
                                                   -------           -------
Net income                                         $   931           $   287
                                                   =======           =======

Basic and diluted net income per common share      $   .32           $   .09
                                                   =======           =======

Weighted average number of common shares
 outstanding (in 000's)                              2,921             3,292
                                                   =======           =======

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

17.  SUBSEQUENT EVENTS
     -----------------

     On February 11, 2005, the Company purchased an additional 714,413 shares of General Devices for approximately $71,000, increasing its ownership of General Devices to 44%. General Devices is currently seeking the acquisition of an operating business.

     On March 10, 2005 the Company declared a dividend of $.30 per share. The record date for the dividend is March 21, 2005 and the distribution date is April 5, 2005.

Item 8.     CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
            --------------------------------------------------------------------
            FINANCIAL DISCLOSURES
            ---------------------

     None.

Item 8A.    CONTROLS AND PROCEDURES
            -----------------------


     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2005, the system and process documentation and evaluation needed to comply with Section 404. The Company believes this process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 8B.    OTHER INFORMATION
            -----------------

     None.

                                    PART III

Item 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
            --------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------

     The current members of the Board of Directors were elected at the 2004 Annual Meeting and will serve until the next Annual Meeting and until their successors have been elected and qualify. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

     The directors and executive officers of the Company at February 28, 2005 were as follows:

           Name                         Age                 Position Held
           ----                         ---                 -------------
     Paul O. Koether                     68            Chairman, Director and
                                                        President

     Casey K. Tjang                      66            Director

     M. Michael Witte                    78            Director

     Sue Ann Merrill                     41            Chief Financial Officer

     Paul O. Koether is principally engaged in the following businesses: (i) Chairman and director since July 1987 and President since October 1990 of the Company and, until December 31, 2003 when it was dissolved, the general partner of Shamrock Associates, ("Shamrock") an investment partnership that was the principal stockholder of the Company; (ii) various positions with affiliates of the Company, including Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., ("Pure World") and a director since December 1994 and Chairman since January 1995 of Pure World's wholly owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products. He was Chairman and a director of Sun Equities Corporation, ("Sun"), a private company, until December 2004, when Sun merged with Pure World. Mr. Koether was Chairman from 1990 until August 2003, and a registered representative since 1989, of T. R. Winston & Company, LLC. ("Winston"). Since September 1998, Mr. Koether has been a director and Chairman of Cortech, Inc., ("Cortech") a company seeking to acquire an operating business. Since November 2003 Mr. Koether has been General Partner of Emerald Partners ("Emerald") an investment partnership.




                                      III-1

     Casey K. Tjang. Mr. Tjang has been a director of the Company since 1992. Since January 2005, he has been President and Chief Executive Officer, of Erudite Internet Systems, Inc. (EIS), an e-learning custom courseware provider of Internet corporate training and the Sarbanes-Oxley Act (SOX) custom training program. Since January 2004, Mr. Tjang has been Chairman and Chief Executive Officer of First Merchant Bankers, Inc. From September 2001 to December 2004, he was President and Chief Executive Officer of Knowledge Window, Inc., an e-learning developer and provider of Internet base distance education system. From December 1995, until August 2000, he was with Leading Edge Packaging, Inc., a marketing, wholesaler and distribution company of consumer product packaging in the following capacities: director and Secretary since December 1995; Chief Financial Officer since September 1996 and President since September 1998. On August 16, 2000, Leading Edge Packaging, Inc., filed a Chapter XI petition and on November 21, 2000, converted to Chapter VII under the United States Bankruptcy Code.

     M. Michael Witte. Mr. Witte has been a director of the Company since 1986. Since August 1980, he has been President of M. M. Witte & Associates, Inc., a private corporation that is engaged in oil and gas consulting and investment management. In November 1995, Mr. Witte was elected Co-Chairman of The American Drilling Company, L.L.C., a position he subsequently relinquished after his election on August 1, 1996 as Chief Executive Officer and Director of South Coast Oil Corporation, a Los Angeles-based oil company founded in 1921.

     Sue Ann Merrill, a certified public accountant, is principally engaged in the following businesses: (i) the Company, in various positions since 1995 including Chief Financial Officer since November 2003; (ii) since 1995 in various positions with affiliates and former affiliates of the Company including Chief Financial Officer of Pure World and Pure World Botanicals, since October 2002; Chief Financial Officer of Cortech since September 1998 and (iii) in various positions with Winston from 1995 to 2003.

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

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2004.

Audit Committee Financial Expert
--------------------------------

     The Board of Directors of the Company has determined that Casey K. Tjang is an audit committee financial expert, as that term is defined under SEC rules and

                                     III-2
that  Mr.  Tjang is  independent,  as the  term is used in Item  7(d)(3)(iv)  of
Schedule 14A under the Exchange Act.

Code of Ethics
--------------

     The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. Stockholders may write to Sue Ann Merrill, the Secretary of the Company, at the Company's principal executive office: 376 Main Street, Bedminster, New Jersey 07921, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2004, 2003 and 2002, for those persons who were, at December 31, 2004 the chief executive officer (the "Named Officers"). No other executive officer of the Company who was serving as such at the end of 2004 received annual compensation in excess of $100,000 in 2004, 2003 or 2002.

                           Summary Compensation Table



                                          Annual Compensation (1) (2)        Long-term compensation
                                          -------------------                ----------------------
                                                                          Awards          Payouts
                                                                          ------          -------
                                                                              Securities
      Name                                                                     under-
      and                                           Other         Restricted   lying                All other
   principal                                        annual          stock     options/    LTIP        compen-
   position         Year     Salary      Bonus   compensation (3)   award       SARs     Payouts      sation
                               ($)        ($)         ($)            ($)        (#)        ($)         ($)
----------------------------------------------------------------------------------------------------------------

Paul O. Koether     2004    $240,000   $ 40,000    $ 95,502           -          -          -           -
Chairman, Presi-    2003     240,000          -      69,113           -          -          -           -
dent and Chief      2002     240,000          -      63,552           -          -          -           -
Executive Officer


----------------------------------------------------

(1) The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2) Mr. Koether received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for him. Such amounts are excluded from the table.

(3) Represents commissions paid by T. R. Winston to Mr. Koether in his capacity as a registered representative for securities trades made for his customers. The Company sold its interest in T. R. Winston in August 2004.



                                     III-3

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.
During 2004, the Company paid directors' fees in the aggregate amount of approximately $28,000.

Compensation Arrangements
-------------------------

     On December 1, 2002, ("Effective Date") the Company and Paul O. Koether entered into an employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Chairman for an initial three-year term at an annual salary of $240,000 ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date. (See Note 11 of Notes to Consolidated Financial Statements).

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

     Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals or entities beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company's stock outstanding as of December 1, 2003, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding stock or (ii) individuals constituting the Board of Directors on December 1, 2002 ("Incumbent Board"), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board. "Good reason" means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

     Mr. Koether may also terminate his employment if the Company fails to perform its obligations under the Agreement (including any material change in Mr. Koether's duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

                                     III-4

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

     In the event of Mr. Koether's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to three years Base Salary, payable in 36 equal monthly installments. Should Mr. Koether become "disabled" (as such term is defined in the Agreement) during the term of the Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 75 equal to 80% or more of Mr. Koether's Base Salary, he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability. Such payments shall continue until Mr. Koether attains the age of 75.































                                     III-5

Item 11.    SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
            --------------------------------------------------------------------
            AND RELATED STOCKHOLDER MATTERS
            -------------------------------

     The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 2005 by each director of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

                                    Amount and Nature
    Name and Address                  of Beneficial               Percent of
  of Beneficial Owner                 Ownership (1)                  Class
  -------------------                 -------------                  -----

Paul O. Koether                        1,567,658(2)                  55.3%
 211 Pennbrook Road
 Far Hills, NJ 07931

Casey K. Tjang                                 -                        -
 510 Tallwood Lane
 Greenbrook, NJ 08812

M. Michael Witte                           2,000                        *
 1120 Granville Avenue
 Suite 102
 Los Angeles, CA 90049

Marital Trust u/w/o                      451,434                     15.9%
 Natalie I. Koether
 211 Pennbrook Road
 Far Hills, NJ 07931

All Directors and Officers             1,569,658                     55.3%
  as a Group (3 persons)
-----------------------------------------
*Less than 1 percent.

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below.

(2) Includes 42,275 shares held in Mr. Koether's IRA. Also includes 451,434 Shares beneficially owned by the Marital Trust u/w/o Natalie I. Koether. As trustee, Mr. Koether may be deemed to own these shares beneficially.

     At December 31, 2004, the Company had no Compensation plans (including individual compensation arrangements) under which its equity securities may be issued.

                                     III-6

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     From March 1990, until the sale of its building in 2004, certain affiliates have rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $66,000 and $70,000 in 2004 and 2003, respectively.

     The Company reimburses affiliates for the direct cost of certain group medical insurance, office supplies and expenses. Such reimbursements were approximately $54,000 and $73,000 during 2004 and 2003, respectively.

     An affiliate of the Company pays an administrative fee of $4,000 per month for management services performed by the Company on behalf of the affiliate. These services include corporate governance, financial management and accounting services. Prior to the consolidation of Cortech in the Financial Statements, the Company recorded an additional $15,000 per month in management fee income.



























                                     III-7

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

           3.2(b) Certificate of Amendment to Certificate of Incorpora-tion. (3)

           3.2(c) Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

           10.2 Employment Agreement, dated December 1, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (5)

           10.4 Amended and Restated Limited Liability Company Agreement of T. R. Winston & Company, LLC (6)

           10.5         Agreement  to  sell the Company's  Investment  in  T. R.
                        Winston & Company, LLC. (7)

           21           Subsidiaries*

           31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

           31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

           32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*









                                     III-8

-------------------
*   Filed herewith.

(1) Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2) Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3) Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4) Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5) Incorporated by reference to Kent Financial Services, Inc., Form 10-KSB for the fiscal year ended December 31, 2002.
(6) Incorporated by reference to Kent Financial Services, Inc., Form 10-QSB for the quarter ended June 30, 2003.
(7) Incorporated by reference to Kent Financial Services, Inc., Form 10-QSB for the quarter ended June 30, 2004.





























                                     III-9

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
            --------------------------------------

Year ended December 31, 2004

Audit Fees: The aggregate fees, including expenses, expected to be billed, by the Company's principal accountant in connection with the audit of its
consolidated   financial   statements  and  for  the  review  of  its  financial
information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $36,675.

Tax Fees: The aggregate fees, including expenses, expected to be billed, by the Company's principal accountant in connection with the preparation of income tax returns for the Company for the fiscal year ending December 31, 2004 were $10,277.

All Other Fees: There were no audit related fees or any other fees billed to the Company by its principal accountant during 2004.

Year ended December 31, 2003

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $33,600.

Tax Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the preparation of income tax returns for the Company for the fiscal year ending December 31, 2003 was $8,000.

All Other Fees: There were no audit related fees or any other fees billed to the Company by its principal accountant during 2003.















                                     III-10

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KENT FINANCIAL SERVICES, INC.

Dated:  March 31, 2005                  BY       /s/ Paul O. Koether
                                                 -------------------------------
                                                 Paul O. Koether
                                                 Chairman of the Board,
                                                 President and Director
                                                 (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2005                           /s/ Paul O. Koether
                                                 -------------------------------
                                                 Paul O. Koether
                                                 Chairman of the Board,
                                                 President and Director
                                                 (Principal Executive Officer)

Dated:  March 31, 2005                           /s/ Sue Ann Merrill
                                                 -------------------------------
                                                 Sue Ann Merrill
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

Dated:  March 31, 2005                           /s/ Casey K. Tjang
                                                 -------------------------------
                                                 Casey K. Tjang
                                                 Director

Dated:  March 31, 2005                           /s/ M. Michael Witte
                                                 -------------------------------
                                                 M. Michael Witte
                                                 Director








                                     III-11

                                                                      EXHIBIT 21


                          KENT FINANCIAL SERVICES, INC.

                                  SUBSIDIARIES




Name of Subsidiary                                State of Incorporation
------------------                                ----------------------



Asset Value Holdings, Inc.                               Delaware

Asset Value Management, Inc.                             Delaware

Kent Educational Services, Inc.                          Delaware

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

March 31, 2005                                      /s/ PAUL O. KOETHER
                                                    ----------------------------
                                                    Paul O. Koether
                                                    Chairman and President

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

March 31, 2005                                       /s/ SUE ANN MERRILL
                                                     ---------------------------
                                                     Sue Ann Merrill
                                                     Chief Financial Officer
                                                      and Secretary

                                                                      Exhibit 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Annual Report on Form 10-KSB of the Company for the period ended December 31, 2004, (the "Annual Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   March 31, 2005


/s/ Paul O. Koether
-------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
-------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary