Form 10QSB
period 2005-03-31
KENT FINANCIAL SERVICES INC
filed 2005-05-13
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    March 31, 2005
                                         --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 1-7986
                                                ------

                          Kent Financial Services, Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                              75-1695953
        --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

376 Main Street, P.O. Box 74, Bedminster, New Jersey                  07921
----------------------------------------------------                  -----
      (Address of principal executive offices)                      (Zip Code)

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

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of April 30, 2005, the issuer had 2,836,006 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                    Yes       No  X
                                       -----    -----

PART I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
------     --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (UNAUDITED)
                                 ($000 Omitted)
ASSETS
------

Current Assets:
  Cash and cash equivalents                                     $  14,898
  Securities owned                                                    726
  Other current assets                                                151
                                                                ---------
    Total current assets                                           15,775
Property and equipment:
  Office furniture and equipment                                       61
  Accumulated depreciation                                     (       58)
                                                                ---------
     Net property and equipment                                         3
Goodwill                                                               90
                                                                ---------
    Total assets                                                $  15,868
                                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                         $     984
  Dividend payable                                                    851
  Accrual for previously discontinued operations                      166
                                                                ---------
    Total liabilities                                               2,001
                                                                ---------

Contingent liabilities

Minority interest in subsidiaries                                   5,736

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                      -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  2,836,301 shares issued and outstanding                             284
Additional paid-in capital                                         12,450
Accumulated deficit                                            (    4,603)
                                                                ---------
    Total stockholders' equity                                      8,131
                                                                ---------
    Total liabilities and stockholders' equity                  $  15,868
                                                                =========

     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2005        2004
                                                        ------      ------

Revenues:
  Investing gains                                       $   53      $   42
  Management fee income                                     12          57
  Equity in earnings of T. R. Winston                        -         109
  Interest, dividends and other                            228         228
                                                        ------      ------
    Total revenues                                         293         436
                                                        ------      ------

Expenses:
  General and administrative                               262         220
  Interest                                                   -          13
                                                        ------      ------
    Total expenses                                         262         233
                                                        ------      ------

Income before income taxes                                  31         203
Provision for income taxes                                  20          16
                                                        ------      ------
Income before minority interest                             11         187
Minority interest in subsidiaries losses                    18           -
                                                        ------      ------
Net income                                              $   29      $  187
                                                        ======      ======

Basic and diluted net income per common share           $  .01      $  .06
                                                        ======      ======

Weighted average number of common
  shares outstanding (in 000's)                          2,843       2,985
                                                        ======      ======













     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                            2005        2004
                                                           ------      ------

Cash flows from operating activities:
  Net income                                              $     29   $    187
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                                 -          8
    Unrealized losses (gains) on securities owned               95  (      26)
    Equity in earnings of T. R. Winston                          -  (     109)
    Minority interest in subsidiaries losses             (      18)         -
  Changes in operating assets and liabilities:
    Change in securities owned                                 384  (     424)
    Change in accounts payable and accrued expenses             65         44
    Change in other assets                                     175          -
    Other, net                                                   1          1
                                                          --------   --------
     Net cash provided by (used in) operating activities       731  (     319)
                                                          --------   --------

Cash flows from investing activities:
  Cash acquired through consolidation of
   The Academy for Teaching and Leadership, Inc.                50          -
  Investment in T. R. Winston                                    -  (      23)
                                                          --------   --------
     Net cash provided by (used in) investing activities        50  (      23)
                                                          --------   --------

Cash flows from financing activities:
  Repurchase of common stock                             (      39) (     656)
  Payments on debt                                               -  (       3)
                                                          --------   --------
     Net cash used in financing activities               (      39) (     659)
                                                          --------   --------

Net increase (decrease) in cash and cash equivalents           742  (   1,001)
Cash and cash equivalents at beginning of period            14,156      3,737
                                                          --------   --------
Cash and cash equivalents at end of period                $ 14,898   $  2,736
                                                          ========   ========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                              $      -   $     13
                                                          ========   ========
    Taxes                                                 $     10   $      -
                                                          ========   ========



     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 AND 2004
                                   (UNAUDITED)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company's business in comprised principally of the management of Asset Value Fund Limited Partnership ("AVF"), an investment partnership whose primary purpose is to make investments in a limited number of companies whose securities are considered undervalued by AVF's management.

     In 2004, AVF acquired an additional 139,328 shares of Cortech, Inc.'s ("Cortech") common stock for approximately $427,000, increasing its ownership of Cortech to 50.06% at June 30, 2004. (the "Cortech Acquisition') Prior to June

30, 2004, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. Subsequent to the Cortech Acquisition, Cortech has been consolidated in the Company's financial statements. Cortech is currently seeking the acquisition of an operating business. All of Cortech's assets, excluding its portfolio of pharmaceutical patents, are invested in cash and United States Treasury Bills.

     Through AVF, Kent also owns 44% of General Devices, Inc, ("General Devices") having purchased an additional 714,413 shares of General Devices for $71,400 in February 2005. General Devices is currently seeking the acquisition of an operating business.

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc. ("The Academy"), a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, heads the Academy. KES and The Academy are consolidated in the Company's financial statements. Goodwill of $90,000 was recorded in connection with the consolidation of The Academy.

     Until July 2003, the Company owned T.R. Winston & Company, Inc. ("Winston), a licensed securities broker-dealer. In July 2003, the Company sold 60% of Winston to two executives of Winston and in August 2004, the Company sold its remaining interest.

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

     Securities owned as of March 31, 2005, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following:


                                                                        %
                                                       Value           Owned
                                                       -----           -----
                                                    (in $000's)
    Marketable equity securities:
      Portfolio positions of greater
        than 5% of outstanding common stock:
          Golf Rounds.com, Inc. (193,800 shares)      $   140           5.6%
          General Devices, Inc. (1,580,971 shares)        158          43.9%
      All other portfolio positions                       428
                                                      -------
    Aggregate market                                  $   726
                                                      =======

     Securities owned which are not valued at listed market prices at March 31, 2005 amounted to $298,000.

4.   Income taxes
     ------------

     The components of income tax expense are as follows ($000 Omitted):

                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
                                                         2005        2004
                                                        ------      ------

                    Federal - Current                    $  4        $  -
                    State - Current                        16          16
                    Deferred                                -           -
                                                         ----        ----
                      Total                              $ 20        $ 16
                                                         ====        ====

5.   Capital Stock Activity
     ----------------------

     On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. Accordingly, all share and per share information has been restated.

     On March 10, 2005 the Company declared a dividend of $.30 per share. The record date for the dividend was March 21, 2005 and the distribution date was April 5, 2005.

     Common Stock Repurchases
     ------------------------

     In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of March 31, 2005, 58,073 shares under this plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

6.   Net Income Per Share
     --------------------

     The Company reports income per share under the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic income per share includes the weighted average number of common shares outstanding during the year. Diluted income per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted earnings per share are the same.

     Cortech Stock Options Plans
     ---------------------------

     Cortech has issued certain common stock options to its employees, directors and consultants. At March 31, 2005 Cortech had 366,210 common stock options outstanding. Any exercises of these common stock options could have a dilutive effect on the percentage of Cortech owned by the Company.

     Cortech applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                 Three Months Ended
                                                       March 31
                                                 -------------------
                                                  2005         2004
                                                 ------       ------

     Net income (in $000's)
       As reported                               $  29        $ 187
       Proforma compensation expense            (   16)      (   16)
       Pro forma                                    13          171

     Basic and fully diluted
      net income per share
       As reported                               $ .01        $ .06
       Pro forma                                     -          .06

7.   Related Party Transactions
     --------------------------

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

9.   Recent Accounting Standards
     ---------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on the results of operations, financial positions and cash flows.

Item 2.  -  Management's  Discussion  and  Analysis  of  Financial Condition and
-------     --------------------------------------------------------------------
            Results of Operations
            ---------------------

Results of Operations
---------------------

     The Company had net income of $29,000, or $.01 basic and diluted net income per share, for the three months ended March 31, 2005 compared to net income of $187,000, or $.06 basic and diluted income per share, for the comparable period in 2004. Per share earnings for the quarter ended March 31, 2004 have been adjusted for a 100% stock dividend which was effected in April 2004.

     Net investing gains were $53,000 for the three months ended March 31, 2005, compared to net investing gains of $42,000 for the comparable period in 2004. The increase was due to an increase in realized gains of $132,000 offset by a decrease in unrealized gains of $121,000.

     Interest, dividends and other income was $228,000 for the three months ended March 31, 2005 and 2004. Interest income increased to $82,000 for the first quarter of 2005, from $5,000 for the first quarter of 2004, due primarily to the inclusion of Cortech in the Company's consolidated financial statements. Cortech earned interest income of $64,000 in the first quarter of 2005. Other income decreased to $146,000 for the first quarter of 2005 from $223,000 in the first quarter of 2004, due primarily to a reduction in fees earned for services (primarily general and administrative services).

     General, administrative and other expenses were $262,000 and $220,000 for the quarters ended March 31, 2005 and 2004, respectively. This increase was due primarily to the consolidation of Cortech's expenses in the financial statements.

Liquidity and Capital Resources
-------------------------------

     The Company had cash and cash equivalents (U.S. Treasury bills with an original maturity of ninety days or less) of approximately $14.9 million and securities owned of approximately $726,000 at March 31, 2005. Substantially all securities are owned by Asset Value Fund Limited Partnership. Securities carried at fair value of $298,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $731,000 for the three months ended March 31, 2005 compared to the net cash used in operations of $319,000 for the comparable period of 2004. Net income of $29,000, adjusted for unrealized losses on marketable securities of $95,000, a change in securities owned of $384,000, a change in accounts payable and accrued expenses of $65,000, and the change in other assets of $175,000 were the primary reasons for the cash provided by operations. For the quarter ended March 31, 2004, the net income of $187,000, offset by the change in securities owned of $424,000, adjusted for the equity in earnings of T.R. Winston were the primary reasons for the cash used in operating activities.

     Net cash of $50,000 was provided by investing activity is the quarter ended March 31, 2005, due to the cash acquired through the consolidation of The Academy for Teaching and Leadership, Inc. In the quarter ended March 31, 2004, net cash of $23,000 was used in investing activities in connection with the Company's investment in T.R. Winston, which was sold in August 2004.

     Net cash used in financing activities of $39,000 and $659,000 in the three month periods ended March 31, 2005 and 2004, respectively, was due principally to the purchase of the Company's common stock, which was subsequently retired.

     The Company believes that its cash and cash equivalents are sufficient to fund operations for at least the next twelve months, including the cost of acquiring operating businesses, or making additional investments.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Related Party Transactions
--------------------------

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


Item 3. -  Controls and Procedures
-------    -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2005, the system and process documentation and evaluation needed to comply with Section 404.

PART II  -  OTHER INFORMATION
-------     -----------------
ITEM 1.     Legal Proceedings
-------     -----------------

     None.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
-------     -----------------------------------------------------------

Purchase of Equity Securities
-----------------------------

     In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock. This plan has no expiration date. The following table sets forth certain information about the Company's repurchase of shares under this Plan during the quarter ended March 31, 2005.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                   (COMMON STOCK-AUGUST 2004 REPURCHASE PLAN)

                                                     (c) Total
                                                    Number of      (d) Maximum
                                                      Shares        Number of
                                                   Purchased as    Shares that
                                                      Part of      May Yet Be
                      (a) Total                      Publicly      Purchased
                      Number of         (b)          Announced     Under the
                        Shares      Average Price     Plans or      Plans or
     Period           Purchased    Paid per Share     Programs     Programs
--------------------------------------------------------------------------------

January 1, 2005 -
January 31, 2005             -        $   -                 -          156,397

February 1, 2005 -      14,454         2.67            14,454          141,943
February 28, 2005

March 1, 2005 -             16         2.92                16          141,927
March 31, 2005

Total                   14,470         2.67            14,470          141,927


ITEM 3.     Defaults Upon Senior Securities
-------     -------------------------------

     None.

ITEM 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     None.

ITEM 5.     Other Information
-------     -----------------

     None.

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

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

             3.2(b)   Certificate of Amendment to Certificate of Incorporation.
                      (3)

             3.2(c) Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

------------------
*   Filed herewith.

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


                                       KENT FINANCIAL SERVICES, INC.




Dated: May 13, 2005                    By: /s/ Sue Ann Merrill
                                           -------------------------------------
                                           Sue Ann Merrill
                                           Chief Financial Officer and
                                           Secretary (Principal Financial and
                                           Accounting Officer, and officer
                                           duly authorized to sign on behalf
                                           of the small business issuer)

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


May 13, 2005                                    /s/ Paul O. Koether
                                                --------------------------------
                                                Paul O. Koether
                                                Chairman and President

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


May 13, 2005                                    /s/ Sue Ann Merrill
                                                -------------------------------
                                                Sue Ann Merrill
                                                Chief Financial Officer
                                                and Secretary

                                                                     Exhibit 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2005, (the "Quarterly Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   May 13, 2005


/s/ Paul O. Koether
-----------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
-----------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary