Form 10QSB
period 2005-06-30
KENT FINANCIAL SERVICES INC
filed 2005-08-15
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2005
                                          -------------

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
     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2005, the issuer had 2,816,762 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                 Yes      No  X
                                    -----   -----

PART I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
-------    --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)
                                 ($000 Omitted)
ASSETS
------

Current Assets:
  Cash and cash equivalents                                       $  14,017
  Securities owned                                                      508
  Other current assets                                                   55
                                                                  ---------
    Total current assets                                             14,580
Property and equipment:
  Office furniture and equipment                                         61
  Accumulated depreciation                                       (       58)
                                                                  ---------
     Net property and equipment                                           3
Goodwill                                                                 90
                                                                  ---------
    Total assets                                                  $  14,673
                                                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                           $     930
  Accrual for previously discontinued operations                        166
                                                                  ---------
    Total liabilities                                                 1,096
                                                                  ---------

Contingent liabilities

Minority interest in subsidiaries                                     5,765

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                        -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  2,816,766 shares issued and outstanding                               282
Additional paid-in capital                                           12,408
Accumulated deficit                                              (    4,878)
                                                                  ---------
    Total stockholders' equity                                        7,812
                                                                  ---------
    Total liabilities and stockholders' equity                    $  14,673
                                                                  =========




     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                       Three Months Ended
                                                             June 30,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------

Revenues:
  Investing losses                                   ($    83)     ($    25)
  Management fee income                                     -            57
  Equity in earnings of T. R. Winston                       -            29
  Pre-acquisition equity in loss of Cortech                 -      (     83)
  Interest, dividends and other                           146            38
                                                      -------       -------
    Total revenues                                         63            16
                                                      -------       -------

Expenses:
  General and administrative                              343           179
  Interest                                                  -            14
                                                      -------       -------
    Total expenses                                        343           193
                                                      -------       -------

Loss before income taxes                             (    280)     (    177)
Provision for income taxes                                  2             1
                                                      -------       -------
Loss before minority interest                        (    282)     (    178)
Minority interest in subsidiaries losses                    7             -
                                                      -------       -------
Net loss                                             ($   275)     ($   178)
                                                      =======       =======

Basic and diluted net loss per common share          ($   .10)     ($   .06)
                                                      =======       =======

Basic and diluted weighted average number of
 common shares outstanding (in 000's)                   2,831         2,958
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                       Six Months Ended
                                                            June 30,
                                                     --------------------
                                                       2005        2004
                                                     --------    --------

Revenues:
  Investing gains (losses)                          ($    30)    $    17
  Management fee income                                   12         114
  Equity in earnings of T. R. Winston                      -         138
  Pre-acquisition equity in loss of Cortech                -    (     83)
  Interest, dividends and other                          386         266
                                                     -------     -------
    Total revenues                                       368         452
                                                     -------     -------

Expenses:
  General and administrative                             617         399
  Interest                                                 -          27
                                                     -------     -------
    Total expenses                                       617         426
                                                     -------     -------

Income (loss) before income taxes                   (    249)         26
Provision for income taxes                                22          17
                                                     -------     -------
Income (loss) before minority interest              (    271)          9
Minority interest in subsidiaries losses                  25           -
                                                     -------     -------
Net income (loss)                                   ($   246)    $     9
                                                     =======     =======

Basic and diluted net income (loss)
  per common share                                  ($   .09)    $     -
                                                     =======     =======

Basic and diluted weighted average number of
 common shares outstanding (in 000's)                  2,837       2,971
                                                     =======     =======










     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)
                                                           Six Months Ended
                                                                June 30,
                                                         --------------------
                                                           2005        2004
                                                         --------    --------
Cash flows from operating activities:
  Net income (loss)                                     ($    246)   $      9
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
     activities:
     Depreciation                                               1          16
     Unrealized losses on securities owned                     74           9
     Equity in earnings of T. R. Winston                        -   (     138)
     Pre-acquisition equity in loss of Cortech                  -          83
     Minority interest in subsidiaries losses           (      25)          -
  Changes in operating assets and liabilities:
   Change in securities owned                                 624   (     523)
   Change in accounts payable and
    accrued expenses                                          113         110
  Change in other assets                                      129           -
   Other, net                                                   -          82
                                                         --------    --------
    Net cash provided by (used in) operating
     activities                                               670   (     352)
                                                         --------    --------

Cash flows from investing activities:
  Cash acquired through consolidation of Cortech                -      10,992
  Cash acquired through consolidation of The
   Academy for Teaching and Leadership                         50           -
  Cash acquired through consolidation of
   General Devices                                             74           -
  Investment in T. R. Winston                                   -   (      45)
  Purchase of equipment                                         -   (       3)
                                                         --------    --------
   Net cash provided by investing activities                  124      10,944
                                                         --------    --------

Cash flows from financing activities:
  Dividends paid                                        (     851)          -
  Repurchase of common stock                            (      82)  (     767)
  Payments on debt                                              -   (       5)
                                                         --------    --------
   Net cash used in financing activities                (     933)  (     772)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents    (     139)      9,820
Cash and cash equivalents at beginning of period           14,156       3,737
                                                         --------    --------
Cash and cash equivalents at end of period               $ 14,017    $ 13,557
                                                         ========    ========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                             $      -    $     27
                                                         ========    ========
    Taxes                                                $     10    $     11
                                                         ========    ========

     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Business
     --------

     The Company is a holding company that operates through its wholly-owned partnership Asset Value Fund Limited Partnership ("AVF"). AVF increased its ownership of Cortech, Inc. ("Cortech") to 50.06% at June 30, 2004 (the "Cortech Acquisition'). Prior to June 30, 2004, AVF had been accounting for its investment in Cortech based upon its fair value as determined by the management of AVF. Subsequent to the Cortech Acquisition, Cortech has been consolidated in the Company's financial statements. Cortech is currently seeking the acquisition of an operating business. All of Cortech's assets, excluding its portfolio of pharmaceutical patents, are invested in cash and United States Treasury Bills.

     Through AVF, Kent also owns 44% of General Devices, Inc, ("General Devices") having purchased an additional 714,413 shares of General Devices for $71,400 in February 2005. In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Additional financing will be required for business activities of General Devices for the next twelve months. The Board of Directors of General Devices authorized the issuance of additional shares of its common stock to provide the required liquidity. During the second quarter of 2005, AVF verbally agreed to purchase sufficient shares to provide the required funding. As a result, the Company believes that, under FIN 46, General Devices is a variable interest entity and the Company is the primary beneficiary. Therefore, General Devices has been consolidated in the financial statements of the Company beginning with the second quarter of 2005. As a result of consolidating General Devices, the Company recognized a loss on its investment of approximately $83,000 and recorded minority interest of approximately $36,000.

     General Devices, a publicly traded company, has assets, consisting primarily of cash, of $75,000, accounts payable and accrued liabilities of $10,000 and stockholders' equity of $65,000. For the six months ended June 30, 2005, General Devices reported a net loss of $46,000, which consisted solely of operating expenses, of which $24,000 were management fees paid to AVF and eliminated in consolidation. General Devices is currently seeking the acquisition of an operating business.

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc. ("The Academy"), a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, heads the Academy. KES and The Academy are consolidated in the Company's financial statements. Goodwill of $90,000 was recorded in connection with the consolidation of The Academy. The Academy has two contracts totaling $120,000 of which $27,500 was earned in the second quarter of 2005. The Academy recognizes revenues when services are provided.

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

     Securities owned as of June 30, 2005, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following:

                                                                        %
                                                       Value          Owned
                                                       -----          -----
                                                    (in $000's)
    Marketable equity securities:
      Portfolio positions of greater
        than 5% of outstanding common stock:
          Golf Rounds.com, Inc. (193,800 shares)       $   122         5.6%
      All other portfolio positions                        386
                                                       -------
    Aggregate market                                   $   508
                                                       =======

     Securities owned which are not valued at listed market prices at June 30, 2005 amounted to $122,000.

4.   Income taxes
     ------------

     The components of income tax expense for the three and six months ended June 30, 2005 and 2004 are as follows ($000 Omitted):

                                       Three Months            Six Months
                                      Ended June 30,          Ended June 30,
                                      --------------          --------------
                                       2005    2004            2005    2004
                                       ----    ----            ----    ----
Federal-Current                        $  -    $  -            $  4    $  -
State-Current                             2       1              18      17
Deferred                                  -       -               -       -
                                       ----    ----            ----    ----
Total                                  $  2    $  1            $ 22    $ 17
                                       ====    ====            ====    ====

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

     Common Stock Repurchases
     ------------------------

     In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of June 30, 2005, 77,608 shares under this plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

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

     Cortech Stock Options Plans
     ---------------------------

     Cortech has issued certain common stock options to its employees, directors and consultants. At June 30, 2005 Cortech had 366,210 common stock options outstanding. Any exercises of these common stock options could have a dilutive effect on the percentage of Cortech owned by the Company.

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

                                Three Months Ended           Six Months Ended
                                      June 30,                    June 30,
                                ------------------           ------------------
                                2005          2004           2005          2004
                                ----          ----           ----          ----
Net income (loss)(in $000's)
   As reported                 ($275)        ($178)         ($246)         $  9
   Proforma compensation
    expense                    (  16)        (  16)         (  32)        (  32)
                                ----          ----           ----          ----
   Pro forma                   ($291)        ($194)         ($278)        ($ 23)
                                ====          ====           ====          ====

Basic and fully diluted
 net loss per share
   As reported                 ($.10)        ($.06)         ($.09)         $  -
   Pro forma                   ($.10)        ($.06)         ($.10)        ($.01)

7.   Investment Company Act of 1940
     ------------------------------

     The Company believes that a large portion of its assets have been invested in assets that would not be classified as "investment securities" as such term is defined in the Investment Company Act of 1940, as amended (the "1940 Act") and that the Company would not be required to register under that Act.
Nevertheless, if the Company were deemed to be an investment company under the 1940 Act, it would be required to register as an investment company with the Securities and Exchange Commission and would become subject to the regulatory duties and restrictions of the 1940 Act, including, but not limited to, restrictions on:

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

8.   Legal Proceedings
     -----------------

     By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. ("TAPI"), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,593.92 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. It is not clear at this time whether the claim has any merit and based on advice of counsel, the Company did not respond to the letter.

9.   Recent Accounting Standards
     ---------------------------

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The standard requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 154 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued Statement 123 (revised 2004),"Share-Based Payment (SFAS 123R)." The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on the results of operations, financial positions and cash flows.

10.  Subsequent Event
     ----------------

     On July 22, 2005, Cortech received notice from The Nasdaq Stock Market, Listing Qualifications Department, that the staff had determined that Cortech's securities would be de-listed from The Nasdaq SmallCap Market. Cortech's securities were de-listed at the opening of business on August 2, 2005. Cortech did not appeal the staff's determination.

     The staff's determination, by letter dated July 22, 2005, was based on Nasdaq Marketplace Rules 4300 and 4330(a)(3), which provides generally that Nasdaq may apply more stringent criteria to preserve and strengthen the quality and integrity of the Nasdaq Stock Market and which gives Nasdaq discretionary authority over continued inclusion of securities in The Nasdaq Stock Market. The staff stated its belief that Cortech does not have an operating business and that the company is a public shell.

     As of August 2, 2005, Cortech's common stock is quoted on The Pink Sheets.

Item 2.    Management's  Discussion  and  Analysis  of  Financial  Condition and
-------    ---------------------------------------------------------------------
           Results of Operations
           ---------------------

     The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, of Kent Financial Services, Inc. ("Kent" or the "Company") as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations
---------------------

     The Company recorded a net loss of $275,000, or $.10 basic and diluted loss per share, for the three months ended June 30, 2005 compared to a net loss of $178,000, or $.06 basic and diluted loss per share, for the comparable quarter in 2004. For the six months ended June 30, 2005, the net loss was $246,000, or $.09 basic and diluted loss per share, compared to net income of $9,000, or $.00 basic and diluted income per share, for the comparable period in 2004. Per share earnings have been adjusted to reflect a 100% stock dividend which was effected in April 2004.

     Net investing losses were $83,000 and $30,000 for the three and six months ended June 30, 2005, respectively, compared to net investing losses of $25,000 and net investing gains of $17,000 for the comparable periods in 2004. These net investing gains and losses are the result of changes in the fair value of portfolio positions.

     Management fees decreased in 2005 compared to 2004 due to the consolidation of Cortech and General Devices.

     Equity in the losses of Cortech of $83,000 were recorded in 2004 for the period prior to the acquisition of Cortech and its consolidation in the financial statements of the Company.

     Interest, dividends and other income increased to $146,000 and $386,000 for the three and six months ended June 30, 2005, respectively, from $38,000 and $266,000 for the three and six months ended June 30, 2004, respectively. For the three months ended June 30, 2005 interest income increased to $95,000 from

$5,000 for the three months ended June 30, 2004, due primarily to the inclusion of Cortech in the Company's consolidated financial statements. Cortech earned interest income of $77,000 in the quarter ended June 30, 2005. Other income increased to $51,000 for the quarter ended June 30, 2005 from $33,000 for the quarter ended June 30, 2004. Other income for the three months ended June 30, 2005 included $30,000 in consulting fees earned from T.R. Winston & Company, LLC ("Winston") a former subsidiary of the Company, and $27,500 earned for programs held by The Academy. The Academy has two contracts totaling $120,000 of which $27,500 was earned in the second quarter of 2005. The Academy recognizes revenues when services are provided. Other income for the three months ended June 30, 2004 consisted primarily of rental income of $27,000. The Company has not received rental income since the sale of its building in August 2004.

     For the six months ended June 30, 2005 interest income increased to $176,000 from $10,000 for the six months ended June 30, 2004, due primarily to the inclusion of Cortech in the Company's consolidated financial statements. Cortech earned interest income of $141,000 in the six months ended June 30, 2005. Other income decreased to $210,000 for the six months ended June 30, 2005 from $256,000 for the six months ended June 30, 2004. Other income for the six months ended June 30, 2005 included $116,000 in fees earned for providing administrative services to a non-affiliated company, $60,000 in consulting fees earned from Winston and $27,500 in fees earned for programs held by The Academy. Other income for the six months ended June 30, 2004 included $202,000 in fees earned for providing administrative services to a non-affiliated company and rental income of $54,000. The Company has not received rental income since the sale of its building in August 2004.

     General and administrative expenses increased to $343,000 and $617,000 for the three and six month periods ended June 30, 2005 from $179,000 and $399,000 for the same periods in 2004, due principally to the consolidation of Cortech's expenses and General Devices expenses in the financial statements. For the three and six months ended June 30, 2005, Cortech's general and administrative expenses were $51,000 and $90,000, respectively. From the date of consolidation of General Devices, $34,000 of general and administrative expenses have been included in the consolidated financial statements. Additionally, as a result of consolidating General Devices, the Company recognized a loss of its investment of approximately $83,000.

Liquidity and Capital Resources
-------------------------------

     The Company had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $14 million and securities owned of approximately $508,000 at June 30, 2005. Substantially all securities are owned by AVF. Securities carried at fair value of $122,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $670,000 in the six months ended June 30, 2005 compared to net cash used in operations of $352,000 in the comparable period of 2004. For the six month period ended June 30, 2005, the net loss of $246,000 was offset by increases in accounts payable and accrued expenses of $113,000 and decreases in securities owned of $624,000, other assets of $129,000 and unrealized losses on securities owned of $74,000. For the six month period ended June 30, 2004, the increase in securities owned of $523,000 offset by the increase in accounts payable and accrued expenses of $110,000 were the primary reasons for the cash used in the period.

     Net cash provided by investing activities was $124,000 for the six months ended June 30, 2005 compared to net cash provided by investing activities of $10.9 million in the six months ended June 30, 2004. Net cash of $50,000 was acquired through the consolidation of The Academy in the first quarter of 2005 and net cash of $74,000 was acquired through the consolidation of General Devices in the second quarter of 2005. Net cash of approximately $11 million was acquired through the consolidation of Cortech in 2004.

     Net cash used in financing activities was $933,000 and $772,000 in the six month periods ended June 30, 2005 and 2004, respectively. For the six month period ended June 30, 2005, $851,000 was used for the payment of a cash dividend that was declared in March 2005 and $82,000 was used for the repurchase of Company common stock, which was subsequently retired. For the six month period ended June 30, 2004 $767,000 was used for the repurchase of Company common stock, which was subsequently retired, and $5,000 for payments on the mortgage loan collateralized by the Company's headquarters building, which was sold in August 2004.

     The Company believes that its liquidity is sufficient for future operations for the next twelve months.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances, market risk, and expenses incurred.

     Market risk represents the potential loss as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. The Company's exposure to market risk is directly related to price movements of its securities holdings.

     The fair value of securities owned at June 30, 2005 was approximately $508,000. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $50,800 loss as of June 30, 2005. For working capital purposes, the Company invests in U.S. treasury bills or maintains interest-bearing balances in its brokerage accounts, which are classified as cash equivalents in the consolidated financial statements.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Subsequent Event
----------------

     On July 22, 2005, Cortech received notice from The Nasdaq Stock Market, Listing Qualifications Department, that the staff had determined that Cortech's securities would be de-listed from The Nasdaq SmallCap Market. Cortech's securities were de-listed at the opening of business on August 2, 2005. Cortech did not appeal the staff's determination.

     The staff's determination, by letter dated July 22, 2005, was based on Nasdaq Marketplace Rules 4300 and 4330(a)(3), which provides generally that Nasdaq may apply more stringent criteria to preserve and strengthen the quality and integrity of the Nasdaq Stock Market and which gives Nasdaq discretionary authority over continued inclusion of securities in The Nasdaq Stock Market. The staff stated its belief that Cortech does not have an operating business and that the company is a public shell.

     As of August 2, 2005, Cortech's common stock is quoted on The Pink Sheets.

Item 3.  -  Controls and Procedures
-------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in the fourth quarter 2005, the system and process documentation and evaluation needed to comply with Section 404.

PART II  -  OTHER INFORMATION
-------     -----------------
ITEM 1.     Legal Proceedings
-------     -----------------

Texas American Petrochemicals, Inc. ("TAPI")
--------------------------------------------

     By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. ("TAPI"), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,593.92 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. It is not clear at this time whether the claim has any merit and based on advice of counsel, the Company did not respond to the letter.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
-------     -----------------------------------------------------------

Purchase of Equity Securities
-----------------------------

     In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock. This plan has no expiration date. The following table sets forth certain information about the Company's repurchase of shares under this Plan during the quarter ended June 30, 2005.

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
                     Shares      Average Price      Plans or        Plans or
  Period           Purchased     Paid per Share     Programs        Programs
--------------------------------------------------------------------------------



April 1, 2005 -        295           $ 2.34            295           141,632
April 30, 2005

May 1, 2005 -        2,498             2.23          2,498           139,134
May 31, 2005

June 1, 2005 -      16,742             2.23         16,742           122,392
June 30, 2005

Total               19,535           $ 2.23         19,535           122,392

ITEM 3.     Defaults Upon Senior Securities
-------     -------------------------------

     None.

ITEM 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     None.

ITEM 5.     Other Information
-------     -----------------

     None.

Item 6.  -  Exhibits
-------     --------

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

                                            KENT FINANCIAL SERVICES, INC.



Dated: August 15, 2005                      By: /s/ Sue Ann Merrill
                                                --------------------------------
                                            Sue Ann Merrill
                                            Chief Financial Officer and
                                            Secretary (Principal Financial and
                                            Accounting Officer, and officer
                                            duly authorized to sign on behalf
                                            of the small business issuer)

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


August 15, 2005                                  /s/ PAUL O. KOETHER
                                                 -------------------------------
                                                 Paul O. Koether
                                                 Chairman and President

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


August 15, 2005                                  /s/ SUE ANN MERRILL
                                                 -------------------------------
                                                 Sue Ann Merrill
                                                 Chief Financial Officer
                                                 and Secretary

                                                                     Exhibit 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2005, (the "Quarterly Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Quarterly Report fairly presents, in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   August 15, 2005


/s/ Paul O. Koether
-------------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
------------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary