Form 10QSB
period 2005-09-30
KENT FINANCIAL SERVICES INC
filed 2005-11-14
CIK 316028

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  September 30, 2005
                                      ------------------
                                       OR

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

                                    Yes  X    No
                                       -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes       No  X
                                        -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                    Yes       No
                                        -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of October 31, 2005, the issuer had 2,815,374 shares of its common stock, par value $.10 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).

                                    Yes       No  X
                                       -----    -----

PART I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
------     --------------------

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                                 ($000 Omitted)
ASSETS
------

Current Assets:
  Cash and cash equivalents                                          $ 13,934
  Securities owned                                                        383
  Other current assets                                                     44
                                                                     --------
    Total current assets                                               14,361
Property and equipment:
  Office furniture and equipment                                            6
  Accumulated depreciation                                          (       4)
                                                                     --------
    Net property and equipment                                              2
Goodwill                                                                   90
                                                                     --------
    Total assets                                                     $ 14,453
                                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                              $    901
  Accrual for previously discontinued operations                          166
                                                                     --------
    Total liabilities                                                   1,067
                                                                     --------

Contingent liabilities

Minority interest in subsidiaries                                       5,755

Stockholders' equity:
Preferred stock without par value;
  500,000 shares authorized;
  none outstanding                                                          -
Common stock, $.10 par value;
  4,000,000 shares authorized;
  2,816,762 shares issued and outstanding                                 282
Additional paid-in capital                                             12,408
Accumulated deficit                                                 (   5,059)
                                                                     --------
    Total stockholders' equity                                          7,631
                                                                     --------
    Total liabilities and stockholders' equity                       $ 14,453
                                                                     ========


     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                     2005          2004
                                                   --------      --------
Revenues:
  Investing losses                                ($   125)      ($    54)
  Management fee income                                  -             12
  Interest income                                      102             45
  Other income                                          76             53
  Other Revenues:
    Gain on sale of property                             -            845
    Gain on sale of T. R. Winston                        -             71
                                                   -------        -------
      Total revenues                                    53            972
                                                   -------        -------

Expenses:
  General and administrative                           244            208
  Interest                                               -             10
                                                   -------        -------
      Total expenses                                   244            218
                                                   -------        -------

Income (loss) before income taxes                 (    191)           754
Provision for income taxes                               -             39
                                                   -------        -------
Income (loss) before minority interest            (    191)           715
Minority interest in subsidiaries losses                10             24
                                                   -------        -------
Net income (loss)                                 ($   181)       $   739
                                                   =======        =======

Basic and diluted net income (loss) per
  common share                                    ($   .06)       $   .26
                                                   =======        =======

Basic and diluted weighted average number of
  common shares outstanding (in 000's)               2,817          2,887
                                                   =======        =======








     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                         Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         2005         2004
                                                       --------     --------

Revenues:
  Investing losses                                    ($   155)     ($    37)
  Management fee income                                     12           126
  Equity in earnings of T. R. Winston                        -           138
  Pre-acquisition equity in loss of Cortech                  -      (     83)
  Interest income                                          278            56
  Other income                                             286           308
  Other Revenues:
    Gain on sale of property                                 -           845
    Gain on sale of T. R. Winston                            -            71
                                                       -------       -------
      Total revenues                                       421         1,424
                                                       -------       -------

Expenses:
  General and administrative                               861           607
  Interest                                                   -            37
                                                       -------       -------
      Total expenses                                       861           644
                                                       -------       -------

Income (loss) before income taxes                     (    440)          780
Provision for income taxes                                  22            56
                                                       -------       -------
Income (loss) before minority interest                (    462)          724
Minority interest in subsidiaries losses                    35            24
                                                       -------       -------
Net income (loss)                                     ($   427)      $   748
                                                       =======       =======

Basic and diluted net income (loss)
  per common share                                    ($   .15)      $   .25
                                                       =======       =======

Basic and diluted weighted average number of
  common shares outstanding (in 000's)                   2,830         2,943
                                                       =======       =======






     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)
                                                             Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                             2005         2004
                                                           --------     --------
Cash flows from operating activities:
 Net income (loss)                                        ($    427)   $    748
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation                                                  1          20
    Unrealized losses on securities owned                       198          81
    Equity in earnings of T. R. Winston                           -   (     138)
    Pre-acquisition equity in loss of Cortech                     -          83
    Gain on sale of property                                      -   (     845)
    Gain on sale of T. R. Winston                                 -   (      71)
    Minority interest in subsidiaries losses              (      35)  (      24)
 Changes in operating assets and liabilities:
  Change in securities owned                                    624   (     793)
  Change in accounts payable and
   accrued expenses                                              85         102
  Change in other assets                                        141   (     330)
  Other, net                                                      -   (      84)
                                                           --------    --------
   Net cash provided by (used in) operating activities          587   (   1,251)
                                                           --------    --------

Cash flows from investing activities:
 Cash acquired through consolidation of Cortech                   -      10,992
 Cash acquired through consolidation of The
  Academy for Teaching and Leadership                            50           -
 Cash acquired through consolidation of
  General Devices                                                74           -
 Proceeds from sale of property                                   -       1,811
 Proceeds from sale of T. R. Winston                              -         520
 Investment in T. R. Winston                                      -   (      53)
 Purchase of equipment                                            -   (       4)
 Other, net                                                       -           3
                                                           --------    --------
  Net cash provided by investing activities                     124      13,269
                                                           --------    --------

Cash flows from financing activities:
 Dividends paid                                           (     851)          -
 Repurchase of common stock                               (      82)  (     867)
 Payments on debt                                                 -   (     658)
                                                           --------    --------
  Net cash used in financing activities                   (     933)  (   1,525)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents      (     222)     10,493
Cash and cash equivalents at beginning of period             14,156       3,737
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 13,934    $ 14,230
                                                           ========    ========

Supplemental disclosure of cash flow information:
 Cash paid for:
   Interest                                                $      -    $     37
                                                           ========    ========
   Taxes                                                   $     11    $     11
                                                           ========    ========
 Non-cash put option liability                             $      -   ($    390)
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004, reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     Through AVF, Kent also owned 44% of General Devices, Inc, ("General Devices"). In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Additional financing may be required for the business activities of General Devices for the next twelve months. The Board of Directors of General Devices authorized the sale of additional shares of its common stock to provide the required liquidity. During the second quarter of 2005, AVF orally agreed to purchase sufficient shares to provide the required funding. As a result, the Company believed that, under FIN 46, General Devices was a variable interest entity and the Company was the primary beneficiary. Therefore, General Devices has been consolidated in the financial statements of the Company beginning with the second quarter of 2005. As a result of consolidating General Devices, the Company recognized a loss on its investment of approximately $83,000 and recorded minority interest of approximately $36,000. In October 2005, the Company sold its interest in General Devices. (See Note 10.)

     At September 30, 2005, General Devices, a publicly traded company, had assets, consisting primarily of cash, of $54,472, accounts payable and accrued liabilities of $10,899 and stockholders' equity of $43,573. For the nine months ended September 30, 2005, General Devices reported a net loss of $68,137, which consisted solely of operating expenses, of which $36,000 were management fees paid to AVF and eliminated in consolidation. General Devices is currently seeking the acquisition of an operating business.

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc. ("The Academy"), a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. Dr. Saul Cooperman, a former Commissioner of Education in the State of

New Jersey, heads the Academy. KES and The Academy are consolidated in the Company's financial statements. Goodwill of $90,000 was recorded in connection with the consolidation of The Academy. At September 30, 2005, The Academy had two contracts totaling $120,000 of which $29,500 was earned in the third quarter of 2005 and $27,500 was earned in the second quarter of 2005. The Academy recognizes revenues when services are provided.

     Additionally, the Company provides administrative and consulting services to certain non-affiliated companies.

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

     Securities owned as of September 30, 2005, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following:

                                                                         %
                                                       Value           Owned
                                                       -----           -----
                                                    (in $000's)
    Marketable equity securities:
      Portfolio positions of greater
        than 5% of outstanding common stock:
          Golf Rounds.com, Inc. (193,800 shares)     $   118           5.6%
      All other portfolio positions                      265
                                                     -------
    Aggregate market                                 $   383
                                                     =======

     Securities owned which are not valued at listed market prices at September 30, 2005, of $118,000, consist of GolfRounds.com, Inc.

4.   Income taxes
     ------------

     The components of income tax expense for the three and nine months ended September 30, 2005 and 2004 are as follows ($000 Omitted):

                                  Three Months                Nine Months
                               Ended September 30,        Ended September 30,
                               -------------------        -------------------
                               2005           2004        2005           2004
                               ----           ----        ----           ----

Federal-Current               ($  5)          $  -       ($  1)          $  -
State-Current                     5             39          23             56
                               ----           ----        ----           ----
  Total                        $  -           $ 39        $ 22           $ 56
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

     Common Stock Repurchases
     ------------------------

     In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of September 30, 2005, 77,612 shares under this plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

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

     Cortech Stock Options Plans
     ---------------------------

     Cortech has issued certain common stock options to its employees, directors and consultants. At September 30, 2005 Cortech had 365,881 common stock options outstanding. Any exercises of these common stock options could have a dilutive effect on the percentage of Cortech owned by the Company.

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

                                Three Months Ended           Nine Months Ended
                                   September 30,                September 30,
                                ------------------           -----------------
                                2005          2004           2005         2004
                                ----          ----           ----         ----
Net income (loss)(in $000's)
   As reported                 ($181)         $739          ($427)        $748
   Proforma compensation
    expense                    (  16)        (  16)         (  47)       (  47)
                                ----          ----           ----         ----
   Pro forma                   ($197)         $723          ($474)        $701
                                ====          ====           ====         ====

Basic and fully diluted
 net income (loss) per share
   As reported                 ($.06)         $.26          ($.15)        $.25
   Pro forma                   ($.07)         $.25          ($.17)        $.24

7.   Investment Company Act of 1940
     ------------------------------

     The Company believes that a large portion of its assets have been invested in assets that would not be classified as "investment securities" as such term is defined in the Investment Company Act of 1940, as amended (the "1940 Act") and that the Company would not be required to register under that Act.
Nevertheless, if the Company were deemed to be an investment company under the 1940 Act, it would be required to register as an investment company with the Securities and Exchange Commission and would become subject to restrictions that would require the Company to significantly change the manner in which it conducts its operations and require it to incur significant expenses for which it has not provided. Furthermore, if the Company were deemed to be an unregistered investment company, it would be subject to substantial restrictions on its ability to conduct its present business activities unless it became registered with the Securities and Exchange Commission. These restrictions would also have a material adverse effect on the Company's results of operations.

8.   Legal Proceedings
     -----------------

     By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. ("TAPI"), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,593.92 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. The Company has been advised by its environmental counsel that it has good legal arguments to support its position that it should not be subject to liability for the remediation costs of the site, however no assurances can be made as to the outcome of this matter.

9.   Recent Accounting Standards
     ---------------------------

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The standard requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The Company is not able to assess, at this time, the future impact of this statement on its consolidated financial position or consolidated results of operations.

     In December 2004, the FASB issued Statement 123 (revised 2004),"Share-Based Payment (SFAS 123R)." The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after September 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on the results of operations, financial positions and cash flows.

10.  Subsequent Event
     ----------------

     On October 18, 2005 the Company sold its investment in General Devices, Inc. held by AVF, for approximately $343,000, recording a pre-tax gain of approximately $307,000.

Item 2.     Management's  Discussion and  Analysis  of  Financial  Condition and
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

Results of Operations
---------------------

     The Company recorded a net loss of $181,000, or $.06 basic and diluted loss per share, for the three months ended September 30, 2005 compared to net income of $739,000, or $.26 basic and diluted income per share, for the comparable quarter in 2004. For the nine months ended September 30, 2005, the net loss was $427,000, or $.15 basic and diluted loss per share, compared to net income of $748,000, or $.25 basic and diluted income per share, for the comparable period in 2004. Per share earnings have been adjusted to reflect a 100% stock dividend which was effected in April 2004.

     Net investing losses were $125,000 and $155,000 for the three and nine months ended September 30, 2005, respectively, compared to net investing losses of $54,000 and $37,000 for the comparable periods in 2004. These net investing losses are the result of changes in the fair value of portfolio positions.

     Management fees decreased in 2005 compared to 2004 because of the elimination of the fees due to the consolidation of Cortech and General Devices at June 30, 2004 and April 1, 2005, respectively.

     Equity in the losses of Cortech of $83,000 were recorded in the nine months ended September 30, 2004 for the period prior to the acquisition of Cortech and its consolidation in the financial statements of the Company and equity in the earnings of T. R. Winston and Company LLC ("Winston") of $138,000 was recorded in the nine months ended September 30, 2004 prior to the sale of the Company's interest in Winston in August 2004.

     For the three months ended September 30, 2005, interest income increased to $102,000 from $45,000 for the three months ended September 30, 2004, due primarily to higher yields on investments. Interest is earned on cash in banks and on cash equivalents (U.S. treasury bills with original maturities of 90 days or less).

     Other income increased to $76,000 for the three months ended September 30, 2005 compared to $53,000 for the three months ended September 30, 2004. Other income for the three months ended September 30, 2005 included $30,000 in consulting fees earned from Winston and $29,500 earned for programs held by The Academy. Additionally, Cortech earned $10,000 from a patent licensing agreement and the Company received $6,000 in fees for providing administrative services to a non-affiliated company. Other income for the three months ended September 30, 2004 consisted primarily of $20,000 in fees earned for providing administrative services to a non-affiliated company, $15,000 in consulting fees earned from Winston and rental income of $13,000. The Company has not received rental income since the sale of its building in August 2004.

     For the nine months ended September 30, 2005, interest income increased to $278,000 from $56,000 for the nine months ended September 30, 2004, due primarily to the inclusion of Cortech in the Company's consolidated financial statements since June 30, 2004 and higher yields on investments.

     Other income decreased to $286,000 for the nine months ended September 30, 2005 from $308,000 for the nine months ended September 30, 2004. Other income for the nine months ended September 30, 2005 included $122,000 in fees earned for providing administrative services to a non-affiliated company, $90,000 in consulting fees earned from Winston and $57,000 in fees earned for programs held by The Academy. Other income for the nine months ended September 30, 2004 included $222,000 in fees earned for providing administrative services to a non-affiliated company, rental income of $66,000 and $15,000 in consulting fees earned from Winston. The Company has not received rental income since the sale of its building in August 2004.

     General and administrative expenses increased to $244,000 in the third quarter of 2005, from $208,000 in the third quarter of 2004, due primarily to the inclusion of General Devices in the Company's consolidated financial statements. In the third quarter of 2005, General Devices had general and administrative expenses of approximately $22,000.

     For the nine months ended September 30, 2005, general and administrative expenses increased to $861,000 from $607,000 for the same period in 2004, due primarily to the inclusion of Cortech in the Company's consolidated financial statements since June 30, 2004. Cortech had general and administrative expenses of approximately $261,000 in the first six months of 2004 which are not consolidated in the accompanying financial statements of the Company.

Liquidity and Capital Resources
-------------------------------

     The Company had cash and cash equivalents (U.S. Treasury bills with original maturities of ninety days or less) of approximately $14 million and securities owned of approximately $383,000 at September 30, 2005. Substantially all securities are owned by AVF. Securities carried at fair value of $118,000 were valued based on management's estimates. These securities are subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. The remainder of the securities owned are valued at quoted market prices.

     Net cash provided by operations was $587,000 for the nine months ended September 30, 2005, compared to net cash used in operations of $1,251,000 for the comparable period of 2004. For the nine month period ended September 30, 2005, the cash provided by operations was due primarily to the net loss of $427,000 offset by decreases in securities owned of $624,000, other assets of $141,000 and unrealized losses on securities owned of $198,000. For the nine month period ended September 30, 2004, the cash used in operations was due primarily to the decrease in securities owned of $793,000 and the increase in other assets of $330,000.

     Net cash provided by investing activities was $124,000 for the nine months ended September 30, 2005 compared to net cash provided by investing activities of $13.3 million for the nine months ended September 30, 2004. Net cash of $50,000 was acquired through the consolidation of The Academy in the first quarter of 2005 and net cash of $74,000 was acquired through the consolidation of General Devices in the second quarter of 2005. Net cash of approximately $11 million was acquired through the consolidation of Cortech in 2004. Also in 2004, proceeds from the sale of property and the sale of the Company's interest in Winston provided $1.8 million and $520,000, respectively.

     Net cash used in financing activities was $933,000 and $1,525,000 for the nine month periods ended September 30, 2005 and 2004, respectively. For the nine month period ended September 30, 2005, $851,000 was used for the payment of a cash dividend that was declared in March 2005 and $82,000 was used for the repurchase of Company common stock, which was subsequently retired. For the nine month period ended September 30, 2004, $867,000 was used for the repurchase of Company common stock, which was subsequently retired, and $658,000 was used for payments on the mortgage loan collateralized by the Company's headquarters building, which was sold in August 2004.

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

     The fair value of securities owned at September 30, 2005 was approximately $383,000. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $38,300 loss as of September 30, 2005. For working capital purposes, the Company invests in U.S. treasury bills or maintains interest-bearing balances in its brokerage accounts, which are classified as cash equivalents in the consolidated financial statements.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Subsequent Event
----------------

     On October 18, 2005 the Company sold its investment in General Devices, Inc. held by AVF, for approximately $343,000 recording a pre-tax gain of approximately $307,000.

Item 3. - Controls and Procedures
-------   -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404.

PART II  -  OTHER INFORMATION
-------     -----------------
ITEM 1.     Legal Proceedings
-------     -----------------

Texas American Petrochemicals, Inc. ("TAPI")
--------------------------------------------

     By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. ("TAPI"), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,593.92 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. The Company has been advised by its environmental counsel that it has good legal arguments to support its position that it should not be subject to liability for the remediation costs of the site, however no assurances can be made as to the outcome of this matter.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
-------     -----------------------------------------------------------

Purchase of Equity Securities
-----------------------------

     In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock. This plan has no expiration date. The following table sets forth certain information about the Company's repurchase of shares under this Plan during the quarter ended September 30, 2005.

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
   Period          Purchased     Paid per Share        Programs        Programs
--------------------------------------------------------------------------------

July 1, 2005-
July 31, 2005            4             $  2.27                4        122,388

August 1, 2005-          -                   -                -        122,388
August 31, 2005

September 1, 2005-       -                   -                -        122,388
September 30, 2005

Total                    4             $  2.27                4        122,388

ITEM 3.     Defaults Upon Senior Securities
-------     -------------------------------

     None.

ITEM 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 8, 2005. Management's nominees, Messrs. Paul O. Koether, William Mahomes, Jr., Casey K. Tjang, and M. Michael Witte, were elected to the Board of Directors

     The following is a tabulation for all nominees:

                                     For                Withheld
                                  ---------             --------

     Paul O. Koether              1,541,658                 -
     William Mahomes, Jr.         1,541,658                 -
     Casey K. Tjang               1,541,658                 -
     M. Michael Witte             1,541,658                 -

ITEM 5.     Other Information
-------     -----------------

     None.

Item 6.  -  Exhibits
-------     --------

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

                                   KENT FINANCIAL SERVICES, INC.



Dated: November 14, 2005           By: /s/ Sue Ann Merrill
                                   ---------------------------------------------
                                   Sue Ann Merrill
                                   Chief Financial Officer and
                                   Secretary (Principal Financial and
                                   Accounting Officer, and officer
                                   duly authorized to sign on behalf
                                   of the small business issuer)

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


November 14, 2005                               /s/ PAUL O. KOETHER
                                                --------------------------------
                                                Paul O. Koether
                                                Chairman and President

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


November 14, 2005                              /s/ SUE ANN MERRILL
                                               ---------------------------------
                                               Sue Ann Merrill
                                               Chief Financial Officer
                                               and Secretary

                                                                     Exhibit 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Quarterly Report on Form 10-QSB of the Company for the period ended September 30, 2005, (the "Quarterly Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Quarterly Report fairly presents, in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   November 14, 2005


/s/ Paul O. Koether
---------------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
---------------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary