Form 10KSB/A
period 2004-12-31
KENT FINANCIAL SERVICES INC
filed 2006-02-10
CIK 316028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No.1)
MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for the fiscal year ended December 31, 2004 were approximately $1.9 million.

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

     Transitional Small Business Disclosure Format    Yes      No   X
                                                         -----    -----

                                Explanatory Note

     This Amendment No. 1 to the Annual Report on Form 10-KSB ("Form 10-KSB/A) for the fiscal year ended December 31, 2004 of Kent Financial Services, Inc. (the "Company") is being filed with the Securities and Exchange Commission to reflect the restatement of its consolidated financial statements as of December 31, 2004 and for each of the years ended December 31, 2004 and 2003, as discussed in Note 18 thereto, and other information related to such restatement.

Restatement

     The Company undertook a review of certain of its accounting practices relating to its accounting for marketable securities. As a result of this review and in consultation with our Audit Committee, the Company has re-evaluated its accounting treatment with respect to its investment in two securities, Cortech, Inc. and General Devices, Inc. The primary effect of this accounting revision is to account for these investments by the equity method of accounting rather than the fair value method of accounting that had been used in previous periods. A discussion of the restatement is set forth in Note 18 to the consolidated financial statements included in this Amendment.

Additional Disclosures

     Additionally, the Company has revised certain disclosures regarding its: securities owned; sale of its previously owned subsidiary, T.R Winston & Company; acquisition of Cortech, Inc.; new subsidiary Kent Educational Services, Inc.; income taxes; and the sale of it headquarters building.

     Except as described above, no attempt has been made in this Form 10-KSB/A to amend or update other disclosures presented in the Form 10-KSB/A. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB on March 31, 2005 or amend or update those disclosures, including the exhibits to the Form 10-KSB affected by subsequent events. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-KSB.

                                     PART I
                                     ------

Item 1.   DESCRIPTION OF BUSINESS
          -----------------------

General
-------

     Until July 2003, the Company owned T. R. Winston & Company, Inc. ("Winston"), a licensed securities broker-dealer. In July 2003, the Company sold 60% of Winston, Inc. to two executives of Winston (the "Agreement"). Subsequent to completion of the transaction, the Company had no management responsibility for Winston. In August 2004, the Company sold its remaining interest in Winston.

Acquisition of Cortech, Inc. ("Cortech"), by AVF
------------------------------------------------

     In 2004, Kent through its wholly owned subsidiary Asset Value Fund Limited Partnership ("AVF"), acquired an additional 139,328 shares of Cortech's common stock for approximately $427,000, increasing its ownership of Cortech to 50.06% on June 30, 2004. Prior to that date, AVF had been accounting for its investment in Cortech by the equity method. Since AVF's ownership exceeded 50%, Cortech has been consolidated in the accompanying financial statements. (See Note 16 for pro forma financial information.) Cortech is currently seeking the acquisition of an operating business. All of Cortech's assets, excluding its portfolio of pharmaceutical patents, are invested in cash and United States Treasury Bills.

Kent Educational Services, Inc.
------------------------------

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc., ("The Academy") a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. The Academy is headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey during the administration of Governor Thomas H. Kean. At December 31, 2004, the Company's interest in The Academy is recorded as an other asset in the accompanying financial statements, as The Academy was in the formation stage at that time.

General Devices, Inc.
---------------------

     Kent, through AVF, also owns 44% of General Devices, Inc. having purchased an additional 714,413 shares of General Devices for $71,400 in February 2005. General Devices is currently seeking the acquisition of an operating business. Kent is accounting for its investment in General Devices by the equity method.

Employees
---------

     As of February 28, 2005, the Company and its wholly-owned subsidiaries had 4 employees.

Item 2.   DESCRIPTION OF PROPERTY
          -----------------------

     The Company and certain of its affiliates occupied the Company's corporate office building in Bedminster, New Jersey and shared direct occupancy costs. In August 2004, the Company sold its corporate office building to an unrelated party, and is currently leasing its required office space, on a month to month basis, at the same location.

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

                                                High                 Low
Calendar Quarter:                             --------            ---------

         2003

         First Quarter                         $  1.65             $  1.51
         Second Quarter                           2.02                1.62
         Third Quarter                            2.48                1.80
         Fourth Quarter                           2.26                1.87

         2004

         First Quarter                         $  2.59             $  1.88
         Second Quarter                           4.76                2.18
         Third Quarter                            2.30                1.84
         Fourth Quarter                           3.26                2.02

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

PURCHASE OF EQUITY
------------------

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                   (COMMON STOCK-AUGUST 2004 REPURCHASE PLAN)

                                                       (c) Total
                                                       Number of    (d) Maximum
                                                        Shares        Number of
                                                     Purchased as    Shares that
                                                        Part of      May Yet Be
                       (a) Toal                        Publicly      Purchased
                       Number of         (b)           Announced     Under the
                         Shares     Average Price      Plans or       Plans or
    Period             Purchased    Paid per Share     Programs     Programs (1)
--------------------------------------------------------------------------------


October 1, 2004 -        17,942           $2.05          17,942        157,335
October 31, 2004

November 1, 2004 -          938            2.05             938        156,397
November 30, 2004

December 1, 2004 -            -               -               -        156,397
December 31, 2004


Total                    18,880          $ 2.05          18,880        156,397



(1) In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company's common stock. This plan has no expiration date.

Item 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     This Form 10-KSB/A contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Acquisition of Cortech, Inc. by Asset Value Fund Limited Partnership (AVF)
--------------------------------------------------------------------------

     In 2004, AVF acquired an additional 139,328 shares of Cortech's common stock for approximately $427,000, increasing its ownership of Cortech to 50.06% on June 30, 2004. Prior to that date, AVF had been accounting for its investment in Cortech by the equity method. Since AVF's ownership now exceeds 50%, Cortech is included in the consolidated results of AVF and the Company, effective June 30, 2004.

Kent Educational Services, Inc.
-------------------------------

     In August 2004, the Company formed a new subsidiary, Kent Educational Services, Inc., ("KES"), initially funded with $300,000. KES purchased for $300,000, a 60% controlling interest in The Academy for Teaching and Leadership, Inc., ("The Academy") a new company formed to offer educators high quality programs designed to dramatically improve themselves, their students, and their schools. The Academy is headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey during the administration of Governor Thomas H. Kean. At December 31, 2004, the Company's interest in The Academy is recorded as an other asset in the accompanying financial statements, as The Academy was in the formation stage at that time.

General Devices, Inc.
---------------------

     Kent, through AVF, also owns 44% of General Devices, Inc. having purchased an additional 714,413 shares of General Devices for $71,400 in February 2005. General Devices is currently seeking the acquisition of an operating business. Kent is accounting for its investment in General Devices by the equity method.

T. R. Winston & Company, LLC
----------------------------

     Until July 31, 2003, the Company's business was comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a licensed securities broker-dealer and a wholly owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston to two executives of Winston (the "Agreement"). Immediately prior to the sale, Winston paid cash to the Company reducing Winston's equity to $500,000 and the Company then recorded its 40% investment in
T. R. Winston & Company, LLC ("Winston LLC") at $200,000. The Company also established a put option liability for $390,000 as the Agreement also provided that an officer of Winston LLC (and former officer of Kent), subject to certain conditions, had the right to require Kent to purchase all of his Units in Winston LLC for a purchase price of $390,000, for a period of 30 days following the second anniversary of the date of execution of the Agreement, however, the actual payment of this contingent liability was not certain, nor anticipated by the Company. As this contingent payment related to the officer's employment agreement with the Company, the put option was recorded as a liability and offset to stockholders' equity as deferred (contingent) compensation. Subsequent to the Agreement, the Company had no management responsibility for Winston LLC but was entitled to a 40% distributive share of Winston LLC's profits as defined by the Agreement, and was accounting for its investment in Winston LLC by the equity method.

     In August 2004, pursuant to a new agreement, the Company sold its remaining interest in Winston LLC for a gross sales price of $1 million adjusted for, among other items, the original $390,000 contingent put option. The Company recorded a gain of approximately $71,000 in connection with the sale.

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

Results of Operations
---------------------

     The Company had net income in 2004 of $949,000, ($.32 basic and fully diluted income per share) compared to a net income of $327,000 ($.10 basic and fully diluted income per share) in 2003. Per share earnings have been adjusted to reflect a 100% stock dividend in April 2004. Due to changes in the Company's business over the past two years, results for 2004 and 2003 may not be comparable nor are they indicative of any future results.

     Net investing gains were $362,000 in 2004, a decrease of $413,000 from net investing gains in 2003 of $775,000. This decrease is principally the result of an increase in realized gains of $143,000 offset by a decrease in the change in the carrying value of selected investments in the Company's investment portfolio of $556,000.

     There was no brokerage income or expenses recorded in 2004 due to the sale of 60% of Winston effective July 2003. The Company accounted for its remaining 40% investment in Winston by the equity method until it sold its remaining interest in August 2004. Total brokerage income, which consisted of commissions and principal trading transactions at Winston was approximately $2 million in 2003. Brokerage expenses (including all fixed and variable expenses) were $1,164,000 in 2003. Equity in its investment in Winston of $20,000 was recorded in 2003 and $138,000 was recorded in 2004 prior to the sale of the Company's remaining interest in Winston. The Company recorded a gain of $71,000 in connection with the sale of its remaining interest in Winston.

     A management fee of $4,000 per month is paid to the Company by an affiliate for management services performed by the Company on behalf of the affiliate. These services include corporate governance, financial management and accounting services. Prior to the consolidation of Cortech in the financial statements, the Company recorded an additional $15,000 per month in management fee income received from Cortech, however the management fee is now eliminated in consolidation.

     In 2004, the Company recorded equity in the losses of Cortech of $84,000 for the period prior to the acquisition of Cortech and its consolidation in the financial statements of the Company. In 2003, the Company recorded equity in the losses of Cortech of $115,000. The Company recorded equity in the losses of General Devices of $25,000 and $27,000 in 2004 and 2003, respectively.

     In August 2004, the Company sold its headquarters building in Bedminster, New Jersey to an unrelated party, for $1,950,000 recording a pretax gain of approximately $845,000. The Company is currently leasing its required office space, on a month to month basis, in the same location.

     Interest income was $116,000 and $73,000 in 2004 and 2003, respectively. An increase of $87,000, due to the inclusion of Cortech in the consolidated financial statements was offset by a decrease of $44,000, due primarily to the sale of Winston in 2003.

     Dividend and other income was $369,000 and $212,000 in 2004 and 2003, respectively, an increase of $157,000. The increase in 2004 was due primarily to an increase in fees for services (primarily general and administrative services) received from a non-affiliated company of $177,000 combined with consulting fees earned in 2004 of $70,000, offset by other income earned by Winston in 2003 of $100,000.

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

Liquidity and Capital Resources
-------------------------------

     At December 31, 2004, the Company had consolidated cash and cash equivalents of approximately $14.2 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less, with yields ranging between 2.014% and 2.239%. The Company and its subsidiaries also maintain interest bearing balances in brokerage accounts. The Company had securities owned valued at approximately $1.1 million at December 31, 2004. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. The Company believes that its liquidity is adequate for future operations for the next twelve months, including the costs of acquiring operating businesses, or making additional investments.

     Net cash of approximately $1.3 million was used in operations in 2004, compared to net cash provided by operations of approximately $4 million in 2003. The change in securities owned of $4.3 million in 2003 compared to ($676,000) in 2004, and the gain on sale of property of $845,000 were the primary reasons for the decrease in the cash provided by operations in 2004 compared to 2003. The change in securities owned was due principally to the reclassification of the Company's investment in Cortech to a consolidated subsidiary.

     Net cash provided by investing activities was approximately $13.3 million in 2004 compared to net cash used of $423,000 in 2003. In 2004, net cash of approximately $11 million was acquired through the consolidation of Cortech and approximately $2.3 million was received in connection with the sale of the Company's building in Bedminster, New Jersey and the sale of the Company's investment in T. R. Winston. In 2003, cash of $238,000 and $183,000 was used for the Company's investments in T. R. Winston and Cortech, respectively.

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

     The fair value of securities owned at December 31, 2004 was approximately $1.1 million. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $110,000 loss as of December 31, 2004. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its brokerage accounts which are classified as cash equivalents in the consolidated financial statements.

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

As discussed in Note 18, the accompanying consolidated financial statements as of December 31, 2004 and for each of the two years in the period ended December 31, 2004 have been restated.

/s/ Amper, Politziner & Mattia, P.C.


Edison, New Jersey
March 16, 2005

(January 6, 2006 as to the effects of the restatements discussed in Note 18)

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                 ($000 Omitted)
                                  (as restated,
                                  see Note 18)
ASSETS
------

Current Assets:
  Cash and cash equivalents                                          $ 14,156
  Securities owned                                                      1,119
  Other                                                                    26
                                                                     --------
      Total current assets                                             15,301
Property and equipment:
  Office furniture and equipment                                           61
  Accumulated depreciation                                          (      58)
                                                                     --------
      Net property and equipment                                            3
Other assets                                                              300
                                                                     --------
      Total assets                                                   $ 15,604
                                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                              $    919
  Accrual for previously discontinued operations                          166
                                                                     --------
      Total liabilities                                                 1,085
                                                                     --------

Contingent liabilities

Minority interest in subsidiary                                         5,614

Stockholders' equity:
Preferred stock without par value,
  500,000 shares authorized;
  none outstanding                                                          -
Common stock, $.10 par value,
  4,000,000 shares authorized;
  2,850,771 shares issued and outstanding                                 285
Additional paid-in capital                                             12,487
Accumulated deficit                                                 (   3,867)
                                                                     --------
      Total stockholders' equity                                        8,905
                                                                     --------
      Total liabilities and stockholders' equity                     $ 15,604
                                                                     ========



          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      ($000 Omitted, except per share data)


                                                  Year ended December 31,
                                                  -----------------------
                                                    2004           2003
                                                  --------       --------
                                                (as restated,  (as restated,
                                                 see Note 18)   see Note 18)
Revenues:
  Principal transactions:
    Investing gains                                $   362         $   775
    Trading                                              -             122
  Brokerage commissions and fees                         -           1,869
  Management fee income                                138             228
  Equity in earnings of T. R. Winston                  138              20
  Equity in losses of Cortech                     (     84)       (    115)
  Equity in losses of General Devices             (     25)       (     27)
  Interest                                             116              73
  Dividend and other                                   369             212
  Other:
    Gain on sale of property                           845               -
    Gain on sale of T. R. Winston                       71               -
                                                   -------         -------
      Total revenues                                 1,930           3,157
                                                   -------         -------

Expenses:
  General, administrative and other                    936           1,577
  Brokerage                                              -           1,164
  Interest                                              37              55
                                                   -------         -------
      Total expenses                                   973           2,796
                                                   -------         -------

Income before income taxes                             957             361
Provision for income taxes                              56              34
                                                   -------         -------
Income before minority interest                        901             327
Minority interest in subsidiary's losses                48               -
                                                   -------         -------
Net income                                         $   949         $   327
                                                   =======         =======

Basic and diluted net income per common share      $   .32         $   .10
                                                   =======         =======

Weighted average number of common shares
 outstanding (in 000's)*                             2,921           3,292
                                                   =======         =======


*Reflects a two for one stock split in the form of a stock dividend


          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($000 Omitted)
                           (As restated, see Note 18)



                                                         Additional                                             Total
                                           Common          Paid-In        Accumulated       Deferred        Stockholders'
                                           Stock           Capital          Deficit       Compensation         Equity
                                           -----           -------          -------       ------------         ------
Balance, December 31, 2002,
  (as previously reported)               $    332         $ 13,459        ($  5,061)        $      -         $  8,730

Prior years adjustments (see
  Note 18)                                      -                -        (      82)               -        (      82)
                                         --------         --------         --------         --------         --------
Balance, December 31, 2002
  (as restated)                               332           13,459        (   5,143)               -            8,648

Repurchase and cancellation
  of common stock                       (       6)       (     107)               -                -        (     113)

Deferred Compensation                           -                -                -        (     390)       (     390)

Net income (as restated, see
  Note 18)                                      -                -              327                -              327
                                         --------         --------         --------         --------         --------
Balance, December 31, 2003
  (as restated, see Note 18)                  326           13,352        (   4,816)       (     390)           8,472

Repurchase and cancellation
  of common stock                       (      41)       (     865)               -                -        (     906)

Deferred compensation                           -                -                -              390              390

Net income (as restated, see
  Note 18)                                      -                -              949                -              949
                                         --------         --------         --------         --------         --------
Balance, December 31, 2004
  (as restated, see Note 18)             $    285         $ 12,487        ($  3,867)        $      -         $  8,905
                                         ========         ========         ========         ========         ========


       Reflects a two for one stock split in the form of a stock dividend

          See accompanying notes to consolidated financial statements.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                                      Year Ended December 31,
                                                   -----------------------------
                                                       2004            2003
                                                    ----------      ----------
                                                   (as restated,   (as restated,
                                                    see Note 18)    see Note 18)
Cash flows from operating activities:
  Net income                                          $    949       $    327
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                            20             38
    Unrealized gains on securities owned             (     303)     (     881)
    Equity in earnings in T. R. Winston              (     138)     (      20)
    Equity in losses of Cortech                             84            115
    Equity in losses of General Devices                     25             27
    Gain on sale of property                         (     845)             -
    Gain on sale of T. R. Winston                    (      71)             -
    Minority interest in subsidiary losses           (      48)             -
  Change in operating assets and liabilities:
    Change in securities owned                       (     676)         4,308
    Change in accounts payable and accrued expenses        118      (      92)
    Change in other assets                           (     317)            34
    Other, net                                       (      84)           101
                                                      --------       --------
          Net cash provided by (used in)
            operating activities                     (   1,286)         3,957
                                                      --------       --------
Cash flows from investing activities:
  Net cash acquired through consolidation
   of Cortech                                           10,992              -
  Proceeds from sale of property                         1,811              -
  Proceeds from sale of T. R. Winston                      520              -
  Purchase of equipment                              (       4)     (       2)
  Investment in T. R. Winston                        (      53)     (     238)
  Investment in Cortech                                      -      (     183)
  Other, net                                                 3              -
                                                      --------       --------
          Net cash provided by (used in)
            investing activities                        13,269      (     423)
                                                      --------       --------
Cash flows from financing activities:
  Repurchase of common stock                         (     906)     (     113)
  Payments on debt                                   (     658)     (      12)
                                                      --------       --------
          Net cash used in financing activities      (   1,564)     (     125)
                                                      --------       --------

Net increase in cash and cash equivalents               10,419          3,409
Cash and cash equivalents at beginning of year           3,737            328
                                                      --------       --------
Cash and cash equivalents at end of year              $ 14,156       $  3,737
                                                      ========       ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                          $     37       $     52
                                                      ========       ========
    Taxes                                             $     23       $      2
                                                      ========       ========
Non-cash put option liability established (reversed) ($    390)      $    390
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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the "Company" or "Kent") and its wholly-owned subsidiaries, Kent Advisors, Inc., Kent Educational Services, Inc., Texas American Petrochemicals, Inc. ("TAPI") and Asset Value Management, Inc. and its respective subsidiaries, Asset Value Holdings, Inc., and Asset Value Fund Limited Partnership ("AVF") and effective June 30, 2004, AVF's 50.06% owned subsidiary, Cortech, Inc. TAPI and Kent Advisors, Inc. are inactive. All material intercompany balances and transactions have been eliminated in consolidation.

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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

Interest Income and Expenses
----------------------------

     The Company received interest income on its credit balances at its securities broker dealer and is charged interest expense on its debit balances at the securities broker dealer, if applicable. The Company also receives interest on its cash equivalents.

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

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

Sale of T. R. Winston
---------------------

     Until July 31, 2003, the Company's business was comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a licensed securities broker-dealer and a wholly owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston to two executives of Winston (the "Agreement"). Immediately prior to the sale, Winston paid cash to the Company reducing Winston's equity to $500,000 and the Company then recorded its 40% investment in
T. R. Winston & Company LLC ("Winston LLC") at $200,000. The Company also established a put option liability for $390,000 as the Agreement also provided that an officer of Winston LLC (and former officer of Kent), subject to certain conditions, had the right to require Kent to purchase all of his Units in Winston LLC for a purchase price of $390,000, for a period of 30 days following the second anniversary of the date of execution of the Agreement, however, the actual payment of this contingent liability was not certain, nor anticipated by the Company. As this contingent payment related to the officer's employment agreement with the Company, the put option was recorded as a liability and offset to stockholders' equity as deferred (contingent) compensation. Subsequent to the Agreement, the Company had no management responsibility for Winston LLC but was entitled to a 40% distributive share of Winston LLC's profits as defined by the Agreement, and was accounting for its investment in Winston LLC by the equity method.

     In August 2004, pursuant to a new agreement, the Company sold its remaining interest in Winston LLC for a gross sales price of $1 million adjusted for, among other items, the original $390,000 contingent put option.

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

2.   BUSINESS
     --------

     The Company's business is comprised principally of the management of AVF and Cortech. AVF is an investment partnership whose primary purpose is to make investments in a limited number of companies whose securities are considered undervalued by AVF's management. AVF owns 50.06% of Cortech.

3.   SECURITIES OWNED
     ----------------

     At December 31, 2004, the Company owned 44% of General Devices, Inc., a publicly traded company. The Company is accounting for this investment by the equity method. For the years ended December 31, 2004 and 2003, General Devices had net losses $81,000 and $73,000, respectively. The Company recorded equity in the losses of General Devices in 2004 and 2003 of $25,000 and $27,000, respectively. General Devices had a stockholders deficit of $13,000 at December 31, 2004, and stockholders equity of $67,000 at December 31, 2003. (See Note 17 for subsequent event information relating to General Devices).

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003


     Other securities owned as of December 31, 2004, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following:

                                                                         %
                                                       Value           Owned
                                                       -----           -----
                                                    (in $000's)

    Marketable equity securities
      Portfolio Positions of greater
        than 5% of outstanding common stock:
          Dewey Electronics (135,000 shares)          $   810          9.9%
          Golf Rounds.com, Inc. (193,800 shares)          127          5.6%
      All other portfolio positions                       182
                                                      -------
    Aggregate market                                  $ 1,119
                                                      =======

     The Company's securities are valued at fair value. Fair value is ordinarily the listed market price of the stock. If listed market prices are not indicative of fair value or if liquidating the Company's position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies.

     As a result of the foregoing, securities owned at December 31, 2004 were valued at listed market prices for all but one position. Securities owned of Golf Rounds.com, Inc. were discounted 20%, or approximately $32,000 from the listed market price, based on the criteria described in the preceding paragraph.

     The Company had net investing gains of approximately $362,000 in 2004. Net unrealized gains on securities owned were approximately $51,000 at December 31, 2004 compared to net unrealized losses of approximately $252,000 at December 2003, resulting in net unrealized gains of approximately $303,000 in 2004. Realized gains were approximately $59,000 in 2004.

     In 2003, the Company had net investing gains of approximately $775,000. Net unrealized losses on securities owned were approximately $252,000 and $1,111,000 at December 31, 2003 and 2002, respectively resulting in net unrealized gains of

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

approximately $859,000 in 2003. Realized losses were approximately $84,000 in 2003.

4.   ACQUISITION OF CORTECH, INC., BY AVF
     ------------------------------------

     In 2004, AVF acquired an additional 139,328 shares of Cortech's common stock for approximately $427,000, increasing its ownership of Cortech to 50.06% on June 30, 2004. Prior to that date, AVF had been accounting for its investment in Cortech by the equity method. Since AVF's ownership exceeded 50%, Cortech has been consolidated in the accompanying financial statements. (See Note 16 for proforma financial information.)

     When the Company acquired its majority control in June 2004, Cortech had been a biopharmaceutical company whose research and development efforts were focused primarily on protease inhibitors and bradykinin antagonists. These efforts produced a technology portfolio, the products of which may have therapeutic application across a broad range of medical conditions. Shares in Cortech were originally acquired with the objective of generating profits on short-term differences in price or capital appreciation, however, AVF determined to increase its ownership in Cortech to exceed 50% and make Cortech Kent's primary business, which, was primarily made to exploit Cortech's technology. The results of operations of Cortech are included in the combined entity from July 1, 2004. Since 1998, AVF had been acquiring shares of Cortech in the open market, and at June 30, 2004 had acquired 1,800,000 shares of Cortech at a total cost of approximately $5.7 million. Since June 30, 2004, Cortech has determined not to incur any additional expenses to maintain its patent portfolio and instead intends to use its available working capital to effect a business combination or grow a business internally.

     No value was assigned to Cortech's patents or other intangibles at the acquisition date. At June 30, 2004, all purchase price allocations were finalized and the Company recorded its investment as follows (in $000's):

          Cash                            $ 11,455
          Other assets                           6
          Accrued expenses               (     129)
          Kent's investment in Cortech   (   5,670)
          Minority Interest              (   5,662)
                                          --------
                                          $      -
                                          ========

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     The following pro forma results of operations are provided to reflect the operations of the Company had the acquisition of Cortech taken place on January 1, 2003. This pro forma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on January 1, 2003. Moreover, this pro forma financial information is not intended to be indicative of operations that may be attained in the future.

                                                     2004             2003
                                                     ----             ----

         Revenues (in $000's)                      $  1,976         $  3,211
         Income before income taxes(in $000's)          985              312
         Pro forma net income (in $000's)               928              278
         Pro forma net income per share                 .32              .08

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

     Cortech applies APB No. 25 and related Interpretations in accounting for its plans. Had compensation cost for the Cortech's stock-based compensation

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                   2004             2003
                                                   ----             ----
         Net income
              As reported (in $000's)            $   949          $   327
              Pro forma (in $000's)              $   886          $   264

         Basic and fully diluted net income
           per share:
              As reported                        $   .32          $   .10
              Pro forma                          $   .30          $   .08

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing models. Assumptions used include Expected Life of the option, interest rate, and volatility. Since no options have been granted since 2000, no assumptions were made during 2004 or 2003, nor were there any changes to the assumptions disclosed in each year of grant.

     A summary of the status of Cortech's 1986 Plan, 1993 Plan and non employee directors' stock option plans as of December 31, 2004 and 2003 and changes during the years ended on those dates is presented below.


                                                  2004                                               2003
                        ------------------------------------------------------------------------------------------------------
                                             Weighted-           Range                       Weighted-          Range
                                              Average             of                          Average             of
                              Shares      Exercise Price    Exercise Price     Shares     Exercise Price    Exercise Price
                        ------------------------------------------------------------------------------------------------------

Options outstanding
  at beginning of year       465,202          $ 5.62       $3.50 - $ 13.594    465,202          $5.62       $3.50 - $ 13.594
Expired                       88,717          $ 9.10       $8.75 - $ 12.1875         -              -                      -
                             -------                                           -------
Options outstanding
  at end of  year            376,485          $ 4.80       $3.50 - $ 13.594    465,202          $5.62       $3.50 - $ 13.594
                             =======                                           =======
Options exercisable
  at end of year             376,485          $ 4.80       $3.50 - $ 13.594    465,202          $5.62       $3.50 - $ 13.594
                             =======                                           =======


     Additionally, prior to 1997, Cortech granted other options to certain directors and consultants at that time. These officers and directors are currently providing no services to the Company. A summary of the status of these options and the changes during the fiscal years ended December 31, 2004 and 2003 is presented below:

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003



                                                  2004                                               2003
                        ------------------------------------------------------------------------------------------------------
                                             Weighted-           Range                       Weighted-          Range
                                              Average             of                          Average             of
                              Shares      Exercise Price    Exercise Price     Shares     Exercise Price    Exercise Price
                        ------------------------------------------------------------------------------------------------------

Options outstanding
  at beginning of year        12,834          $ 7.50       $5.00 - $17.50       12,834          $7.50       $5.00 - $  17.50
Expired                        6,584          $ 9.00       $8.75 - $17.50            -              -                      -
                             -------                                           -------
Options outstanding
  at end of  year              6,250          $ 5.92       $5.00 - $ 7.5785     12,834          $7.50       $5.00 - $  17.50
                             =======                                           =======
Options exercisable
  at end of year               6,250          $ 5.92       $5.00 - $ 7.5785     12,834          $7.50       $5.00 - $  17.50
                             =======                                           =======


          Cortech granted no options during 2004 or 2003, nor were there any modifications of outstanding awards. No compensation cost has been recognized in income for stock-based employee compensation awards at Cortech.

          For options outstanding and exercisable at December 31, 2004, the exercise price ranges are:


                     Options Outstanding                                           Options Exercisable
     ----------------------------------------------------------------------------------------------------------------------
                          Number          Weighted-                         Number          Weighted-
          Range         Outstanding        Average         Weighted-      Outstanding        Average         Weighted-
            of              At            Remaining         Average           at            Remaining         Average
         Exercise        December            Life          Exercise        December           Life           Exercise
          Prices         31, 2004         (in years)         Price         31, 2004        (in years)          Price
     ----------------------------------------------------------------------------------------------------------------------

    $ 3.50 - $10.00       342,900            5.17          $  3.93          342,900           5.17            $  3.93
    $10.01 - $13.594       39,835            0.94          $ 12.46           39,835           0.94            $ 12.46
                         --------                                         ---------
                          382,735                                           382,735
                         ========                                         =========

5.   T. R. WINSTON & COMPANY, LLC.
     -----------------------------

     Until July 31, 2003, the Company's business was comprised principally of the operation of T.R. Winston & Company, Inc. ("Winston"), a licensed securities broker-dealer and a wholly owned subsidiary. Effective July 31, 2003, the Company sold 60% of Winston to two executives of Winston (the "Agreement"). Immediately prior to the sale, Winston paid cash to the Company reducing Winston's equity to $500,000 and the Company then recorded its 40% investment in
T. R. Winston & Company LLC ("Winston LLC") at $200,000. The Company also established a put option liability for $390,000 as the Agreement also provided that an officer of Winston LLC (and former officer of Kent), subject to certain conditions, had the right to require Kent to purchase all of his Units in Winston LLC for a purchase price of $390,000, for a period of 30 days following the second anniversary of the date of execution of the Agreement, however, the actual payment of this contingent liability was not certain, nor anticipated by

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

the Company. As this contingent payment related to the officer's employment agreement with the Company, the put option was recorded as a liability and offset to stockholders' equity as deferred (contingent) compensation. Subsequent to the Agreement, the Company had no management responsibility for Winston LLC but was entitled to a 40% distributive share of Winston LLC's profits as defined by the Agreement, and was accounting for its investment in Winston LLC by the equity method.

     In August 2004, pursuant to a new agreement, the Company sold its remaining interest in Winston LLC for a gross sales price of $1 million adjusted for, among other items, the original $390,000 contingent put option. The Company recorded a gain of $71,000 in connection with the sale.

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

6.   KENT EDUCATIONAL SERVICES, INC.
     -------------------------------

     The Academy for Teaching and Leadership, Inc. (The Academy) was formed to offer educators high quality programs designed to dramatically improve themselves, their students and their schools. As a result of the Company assessing the Academy, Kent Education Services, Inc., (KES) a wholly owned subsidiary of the Company, acquired an interest in The Academy for $300,000 in August 2004.

     The Company accounted for its investment in The Academy in other assets in 2004 as The Academy had no operations in 2004, other than costs incurred of approximately $1,800 in formation expenses, which the Company deemed to be immaterial. In addition, the equity interests in The Academy had yet to be finalized, thus the purchase price allocations had not yet been completed. During the first quarter of 2005, the equity interests had been finalized and purchase price allocations were completed. Additionally, The Academy actively began operations including designing and offering programs to school districts and incurred expenses of approximately $21,000. As a result, the Company consolidated The Academy as of January 1, 2005. As The Academy was a new business, its valuation was based on business plans and forecasts. The following is a condensed balance sheet reflecting the amount assigned to each major asset and liability caption relating to the consolidation of The Academy at January 1, 2005 (in $000's):


                    Cash                                       $ 350
                    Goodwill                                      90
                    Investment in The Academy                 (  300)
                    Minority Interest in The Academy          (  140)
                                                               -----
                                                               $   -
                                                               =====

     No pro forma financial information was presented as The Academy's operations were consolidated since January 1, 2005 and The Academy had no operations in 2004, other than approximately $1,800 of formation expenses in the fourth quarter of 2004, which the Company deemed immaterial.

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
                                                      ======         ======

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     Total income tax expense for the years ended December 31, 2004 and 2003 is different from the amount computed by multiplying total income before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

                                                         ($000 Omitted)
                                                     Year Ended December 31,
                                                     -----------------------
                                                       2004           2003
                                                     --------       --------
Income tax expense computed at statutory
  rates on total income before income taxes          $   342        $   123

Increase (decrease) in tax from:
  Federal alternative minimum tax                         22              -
  State income tax, net of Federal benefit                27             22
  Expiration of state net operating loss
    carryforwards                                          -             16
  Change in estimate of net operating losses              69            291
  Net operating losses and credits acquired
    through consolidation of Cortech                ( 31,999)             -
  Increase (decrease) in valuation allowance          31,762       (    539)
  Minority interest in current year deferred
    tax benefit                                     (    151)             -
  Other, net                                        (     16)           121
                                                     -------        -------
    Total tax expense                                $    56        $    34
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
                                                               ========

     Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Approximately $32 million of the $36 million deferred tax asset relates to Cortech. Based upon Cortech's operating history, which includes continuous operating losses in each of the last four years and the Company's assessment of Cortech's ability to achieve future taxable income, a 100% valuation allowance has been established for Cortech's deferred tax asset.


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

8.   SALE OF BUILDING
     ----------------

     The Company sold its building to an unrelated third party in August 2004. Following the sale, Winston LLC leased office space from the owner. The Company subleases certain office space from Winston LLC on a month-to-month basis. Total rent expense for 2004 was approximately $8,245.


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

     Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability. Such payments shall continue until the Chairman reaches age 75. The Company is accruing the present value of the contingent payments under this agreement. Included in accrued expenses at December 31, 2004 is approximately $554,000 related to this liability.

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

     The Company sold its building in Bedminster, New Jersey to an unrelated third party in August 2004. Following the sale, Winston leased office space from the owner. The Company subleases certain office space from Winston LLC on a month to month basis. Total rent expense for 2004 was approximately $8,245.

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

16.  UNAUDITED PRO FORMA FINANCIAL INFORMATION
     -----------------------------------------

     The Company sold 60% of its wholly owned subsidiary, T.R. Winston & Company, Inc., a registered securities broker-dealer ("T.R. Winston") in July
2003 and its remaining 40% in August 2004. Additionally, in June 2004 the Company acquired shares of Cortech, Inc. ("Cortech") a publicly traded company seeking to redeploy its assets into an operating business. The Company had owned shares of Cortech prior to June 2004, however the acquisition of additional Cortech shares in June 2004 increased the Company's ownership of Cortech to 50.06%. Beginning June 30, 2004, Cortech was consolidated in the financial statements of the Company. Pro forma results of operations are provided below to reflect the operations of the Company had the acquisition of Cortech and the disposition of T.R. Winston taken place prior to January 1, 2004. This pro forma financial information is not intended to reflect results of operations, which would have actually resulted, had these transactions been effected prior to January 1, 2004. Moreover, this pro forma financial information is not intended to be indicative of results of operations that may be attained in the future.

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

                 Kent Financial Services, Inc. and Subsidiaries
                 Pro forma Consolidated Statements of Operation
                       (in $000's, except per share data)
                                    Unaudited
                      For the year ended December 31, 2004



                                                               Winston          Cortech
                                                 As           Pro forma        Pro forma        Pro forma
                                              Reported       Adjustments       Adjustments       Results
                                          ---------------------------------------------------------------------
Revenues:
  Investing gains                             $   362           $    -           $    -         $   362
  Management fee income                           138                -          (    90)  (a)        48
  Equity in earnings of T. R. Winston             138          (   138)               -   (b)         -
  Equity in losses of Cortech                (     84)               -               84   (c)         -
  Equity in losses of General Devices        (     25)               -                -        (     25)
  Interest                                        116                -               52   (d)       168
  Dividend and other                              369                -                -             369
  Other:
    Gain on sale of property                      845                -                -             845
    Gain on sale of T. R. Winston                  71          (    71)               -   (e)         -
                                              -------           ------           ------          ------
      Total revenues                            1,930          (   209)              46           1,767
                                              -------           ------           ------          ------

Expenses:
  General, administrative and other               936                -              171   (f)     1,107
  Interest                                         37                -                -              37
                                              -------           ------           ------          ------
      Total expenses                              973                -              171           1,144
                                              -------           ------           ------          ------

Income before income taxes                        957          (   209)         (   125)            623
Provision for income taxes                         56                -                1   (g)        57
                                              -------           ------           ------          ------
Income before minority interest                   901          (   209)         (   126)            566
Minority interest in subsidiary's losses           48                -              105   (h)       153
                                              -------           ------           ------          ------
Net income                                    $   949          ($  209)         ($   21)         $  719
                                              =======           ======           ======          ======

Basic and diluted net income per
  common share                                $  0.32                                            $ 0.25
                                              =======                                            ======

Weighted average number of common
  Shares outstanding (in 000's)                 2,921                                             2,921
                                              =======                                            ======



(a)  Eliminate management fees of $90,000 paid by Cortech to the Company.
(b)  Reverse the equity in earnings of Winston.
(c)  Reverse the equity in the loss of Cortech.
(d)  Record interest income earned by Cortech.
(e)  Reverse gain on sale of Winston.
(f) Record actual general and administrative expenses (prior to consolidation) of Cortech of $261,000 as reported in Cortech's Form 10-QSB for the six months ended June 30, 2004, net of management fees of $90,000 paid to the Company.
(g)  Record the income tax expense of Cortech.
(h)  Record minority interest of Cortech as follows (in $000's):
        Cortech reported net loss for 2004     ($   306)
        Minority ownership of Cortech             49.94%
                                                --------
        Minority interest in Cortech           ($   153)
        Amount recorded by Kent                (     48)
                                                -------
        Pro forma adjustment needed            ($   105)
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

18.  Restatement of Consolidated Financial Statements
     ------------------------------------------------

     Subsequent to the issuance of the 2004 consolidated financial statements, the Company has determined that its investments in two securities, Cortech, Inc. and General Devices, Inc. should have been accounted for by the equity method, rather than the fair value method that had been used. As a result, the accompanying consolidated balance sheets as of December 31, 2004 and the related consolidated statements of income, cash flows and stockholders equity for the years ended December 31, 2004 and 2003 have been restated to correct for this change. As discussed in Note 4, the Company consolidated Cortech beginning June 30, 2004. The following tables summarize the effect of such restatement (in $000's except per share data):

Consolidated Balance Sheet as of December 31, 2004

                                    As              As
                                 Reported         Amended
                                 --------         -------

Securities owned                 $  1,205        $  1,119
Total current assets               15,387          15,301
Total assets                       15,690          15,604
Accumulated deficit             (   3,781)      (   3,867)
Total stockholders' equity          8,991           8,905

                 KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31,

                                              2004                  2003
                                              ----                  ----
                                        As         As         As          As
                                     Reported   Restated   Reported    Restated
                                     --------   --------   --------    --------

Investing gains                      $   310     $   362    $   663     $   775
Equity in losses of General Devices        -    (     25)         -    (     27)
Equity in losses of Cortech         (     83)   (     84)         -    (    115)
Total revenues                         1,904       1,930      3,187       3,157
Income before income taxes               931         957        391         361
Income before minority interest          875         901        357         327
Net income                               923         949        357         327

Net income per share                 $  0.32     $  0.32    $  0.11     $  0.10


Consolidated Statements of Cash Flows for the years ended December 31,

                                        2004                      2003
                                        ----                      ----
                                   As          As           As           As
                                Reported    Restated     Reported     Restated
                                --------    --------     --------     --------

Net cash provided by (used in)
  operating activities          ($ 1,286)   ($ 1,286)     $ 3,774      $3,957

Net cash provided by (used in)
  investing activities            13,269      13,269     (    240)    (   423)

     Additionally, the Company has reduced its stockholders' equity as of December 31, 2002 by $82,000 for the prior effect of these restatements.

Item 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

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


Item 8B. OTHER INFORMATION
         -----------------

     None.

                                    PART III
                                    --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

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

                           Summary Compensation Table



                                       Annual Compensation (1) (2)         Long-term compensation
                                       -------------------                 ----------------------
                                                                         Awards              Payouts
                                                                         ------              -------
                                                                            Securities
      Name                                                                     under-
      and                                            Other       Restricted    lying               All other
   principal                                        annual          stock     options/    LTIP       compen-
   position         Year     Salary     Bonus    Compensation(3)    award       SARs     Payouts     sation
                               ($)       ($)          ($)            ($)        (#)        ($)        ($)
--------------------------------------------------------------------------------------------------------------

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























                                     III-5

Item 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

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

                                         KENT FINANCIAL SERVICES, INC.

Dated:  February 10, 2006                BY     /s/ Paul O. Koether
                                                -------------------------------
                                                Paul O. Koether
                                                Chairman of the Board and
                                                Director
                                                (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  February 10, 2006                       /s/ Paul O. Koether
                                                -------------------------------
                                                Paul O. Koether
                                                Chairman of the Board and
                                                Director
                                                (Principal Executive Officer)

Dated:  February 10, 2006                       /s/ Sue Ann Merrill
                                                -------------------------------
                                                Sue Ann Merrill
                                                Chief Financial Officer
                                                and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

Dated:  February 10, 2006                       /s/ Qun Yi Zheng, Ph.D.
                                                -------------------------------
                                                Qun Yi Zheng, Ph.D.
                                                President

Dated:  February 10, 2006                       /s/ William Mahomes, Jr.
                                                -------------------------------
                                                William Mahomes, Jr.
                                                Director

Dated:  February 10, 2006                       /s/ Casey K. Tjang
                                                -------------------------------
                                                Casey K. Tjang
                                                Director

Dated:  February 10, 2006                       /s/ M. Michael Witte
                                                -------------------------------
                                                M. Michael Witte
                                                Director


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

Cortech, Inc.                                            Delaware

Kent Educational Services, Inc.                          Delaware

Kent Advisors, Inc. (Inactive)                           New Jersey

Texas American Petrochemicals, Inc. (Inactive)           Texas

                                                                   EXHIBIT 31.1
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,   Paul O. Koether, certify that:

1. I have reviewed this Amendment Number 1 to the annual report on Form 10-KSB/A of Kent Financial Services, Inc.;

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

February 10, 2006                                 /s/ PAUL O. KOETHER
                                                  -----------------------------
                                                  Paul O. Koether
                                                  Chairman and President

                                                                   EXHIBIT 31.2
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,   Sue Ann Merrill, certify that:

1. I have reviewed this Amendment Number 1 to the annual report on Form 10-KSB/A of Kent Financial Services, Inc.;

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

February 10, 2006                              /s/ SUE ANN MERRILL
                                               --------------------------------
                                               Sue Ann Merrill
                                               Chief Financial Officer
                                                and Secretary

                                                                    Exhibit 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman and President of Kent Financial Services, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Annual Report on Form 10-KSB/A of the Company for the period ended December 31, 2004, (the "Annual Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   February 10, 2006


/s/ Paul O. Koether
----------------------------------
Paul O. Koether
Chairman and President



/s/ Sue Ann Merrill
----------------------------------
Sue Ann Merrill
Chief Financial Officer and Secretary