Form 10KSB
period 2005-12-31
KENT FINANCIAL SERVICES INC
filed 2006-03-30
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
MARK ONE:
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________.

Commission file number 1-7986

KENT FINANCIAL SERVICES, INC.
(Name of small business issuer in its charter)

Delaware	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

376 Main Street, P.O. Box 74, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (908) 234-0078

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.10 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2005 were approximately $894,000.

The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing sale price on the Nasdaq SmallCap Market February 28, 2006, was approximately $3.1 million. At February 28, 2006, there were 2,803,304 shares of common stock outstanding.

Transitional Small Business Disclosure Format   Yes ☐     No ☒

PART I

Item 1.	DESCRIPTION OF BUSINESS

General

Kent Financial Services, Inc. (“Kent” or the “Company”), a Delaware corporation formed in 1980, operates primarily through its subsidiaries.

Cortech, Inc.

Kent, through its wholly-owned partnership Asset Value Fund Limited Partnership (“AVF”), owns approximately 52% of Cortech, Inc. (“Cortech”). Cortech, a publicly traded company, is currently seeking to redeploy its assets into an operating business. All of Cortech’s assets, excluding its portfolio of pharmaceutical patents, are invested in cash and United States treasury bills. Cortech is consolidated in the accompanying financial statements.

In November 2005, Dr. Qun Yi Zheng was named President of the Company and of Cortech. From 1995 through 2005, Dr. Zheng was with Pure World, Inc. (“Pure World”), a publicly traded company and leading manufacturer of natural products. Dr. Zheng was President of Pure World from January 2004 until it was sold in July 2005. Under Dr. Zheng’s operational leadership, Cortech intends to pursue business opportunities in China, Eastern Europe and the United States.

Kent Educational Services, Inc. (“KES”)

KES is a wholly-owned subsidiary of Kent that has a 60% controlling interest in The Academy for Teaching and Leadership, Inc., (“The Academy”). The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, offers educators high quality programs designed to dramatically improve themselves, their students and their schools. KES and The Academy are consolidated in the accompanying financial statements.

Employees

As of February 28, 2006, the Company and its wholly owned subsidiaries had six employees. These employees devote such time to the Company as required, however, they are not full-time employees of the Company.

Item 2.	DESCRIPTION OF PROPERTY

None.

I-1

Item 3.	LEGAL PROCEEDINGS

Texas American Petrochemicals, Inc. (“TAPI”)

By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. (“TAPI”), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,593.92 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. The Company has been advised by its environmental counsel that it has good legal arguments to support its position that it should not be subject to liability for the remediation costs of the site. However, no assurances can be made as to the outcome of this matter.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 8, 2005. Management's nominees, Paul O. Koether, William Mahomes, Jr., Casey K. Tjang and M. Michael Witte, were elected to the Board of Directors.

The following is a vote tabulation for all nominees:

	FOR	AGAINST	WITHHELD	ABSTENTIONS AND BROKER NONVOTES

Paul O. Koether	1,541,658	-	-	-
William Mahomes, Jr.	1,541,658	-	-	-
Casey K. Tjang	1,541,658	-	-	-
M. Michael Witte	1,541,658	-	-	-

No other matters were voted upon at the meeting.

In November 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent. The 2005 Stock Option Plan was also approved by the Company’s Board of Directors. Under the 2005 Stock Option Plan, a total of 400,000 shares of common stock is available for issuance to key employees, including officers of the Company or any of its subsidiaries. In November 2005, 300,000 common stock options were issued to Dr. Qun Yi Zheng, the Company’s President.

I-2

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the National Association of Securities Dealers, Inc. Automated Quotations System ("Nasdaq") SmallCap Market under the symbol "KENT".

The table below lists the high and low bid prices for the common stock as reported by Nasdaq for the periods indicated. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Calendar Quarter:

2004

First Quarter	$2.59	$1.88
Second Quarter	4.76	2.18
Third Quarter	2.30	1.84
Fourth Quarter	3.26	2.02

2005

First Quarter	$3.57	$2.45
Second Quarter	2.85	2.17
Third Quarter	2.73	2.21
Fourth Quarter	2.47	2.17

As of February 28, 2006, the Company had 1,584 stockholders of record of its common stock. The closing price of the common stock was $2.46 on February 28, 2006.

On March 10, 2005 the Company declared a special dividend of $.30 per share. The record date for the special dividend was March 21, 2005 and the distribution date was April 5, 2005.

On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. Accordingly, all share and per share information has been restated for all periods presented.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under equity compensation plans, the weighted average price and number of securities remaining available for issuance, at December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	300,000	$3.00	100,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	300,000	$3.00	100,000

PURCHASE OF EQUITY

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2005 - October 31, 2005	1,388	$ 2.20	1,388	121,000
November 1, 2005 - November 30, 2005	92	2.41	92	120,908
December 1, 2005 - December 31, 2005	10,155	2.37	10,155	110,753
Total	11,635	$ 2.35	11,635	110,753

(1)	In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. This plan has no expiration date.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-KSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Cortech, Inc.

Kent, through its wholly-owned partnership Asset Value Fund Limited Partnership (“AVF”), owns approximately 52% of Cortech, Inc. (“Cortech”). Cortech has been included in the consolidated results of AVF and the Company since June 30, 2004, when Kent’s ownership interest exceeded 50%. Prior to that time, the Company was accounting for its investment in Cortech by the equity method.

Cortech, a publicly traded company, is currently seeking to redeploy its assets into an operating business. All of Cortech’s assets, excluding its portfolio of pharmaceutical patents, are invested in cash and United States treasury bills. Substantially all of Cortech’s revenues consist of interest earned on its cash and United States treasury bills.

In November 2005, Dr. Qun Yi Zheng was named President of the Company and of Cortech. Under Dr. Zheng’s leadership, Cortech intends to pursue business opportunities in China, Eastern Europe and the United States. Areas to be evaluated include outsourcing for U.S. companies, consulting for companies in the United States and overseas interested in cross/border business relationships, surveys of small businesses for sale in China, Eastern Europe and the United States and import/export distribution contracts.

It is not expected that these activities will generate any revenues for an indefinite period as these new efforts are in the early stages. As a result, this new program may produce a significant loss until such time as meaningful revenues are achieved. Kent will consolidate in its financial statements its proportionate share of any Cortech losses.

Kent Educational Services, Inc. (“KES”)

KES, a wholly-owned subsidiary of Kent has a 60% controlling interest in The Academy for Teaching and Leadership, Inc., (“The Academy”). The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, offers educators high quality programs designed to dramatically improve themselves, their students and their schools. KES and The Academy are consolidated in the accompanying financial statements. In 2005, its first year of operations, The Academy had revenues of approximately $67,000 and a net loss of approximately $59,000. The Company anticipates continued revenue growth at The Academy. However, there can be no assurance of its growth or profitability.

Results of Operations

The Company had a net loss of $181,000, ($.06 basic and fully diluted loss per share) in 2005, compared to net income of $949,000 ($.32 basic and fully diluted income per share) in 2004. Due to changes in the Company’s business over the past two years, results for 2005 and 2004 may not be comparable nor are they indicative of any future results. Such changes include the sale in 2004 of the Company’s interest in T.R. Winston & Company, LLC (“T.R. Winston”), prior to which the Company was accounting for its investment in T.R. Winston by the equity method. Also as of June 30, 2004, the Company acquired additional shares of the common stock of Cortech, Inc (“Cortech”), increasing its ownership in Cortech to over 50% and effective June 30, 2004, Cortech has been consolidated in the financial statements of the Company. Prior to June 30, 2004, the Company was accounting for its investment in Cortech by the equity method. Additionally, from April 2005, until it sold its position in October 2005, General Devices, Inc. was consolidated in the financial statements of the Company, due to the Company’s determination that General Devices was a variable interest entity. Prior to April 1, 2005, the Company was accounting for its investment in General Devices by the equity method.

Revenues

Net investing losses were $148,000 in 2005, compared to net investing gains of $362,000 in 2004. A decrease in the change in the carrying value of the Company’s investment portfolio of $555,000, offset by an increase in realized gains of $45,000 was the reason for this change.

Management fees decreased to $12,000 in 2005 from $138,000 in 2004, due to the consolidation of Cortech and General Devices at June 30, 2004 and April 1, 2005, respectively. The Company has not collected management fees from General Devices since it sold its interest in General Devices in October 2005, recording a gain of $301,000.

The Company sold its remaining interest in T.R. Winston in August 2004, recording a gain on sale of $71,000. Prior to the sale, the Company recorded equity in the earnings of T. R. Winston of $138,000 during 2004. In 2004, the Company recorded equity in the losses of Cortech of $84,000 for the period prior to its consolidation in the financial statements of the Company. The Company also recorded equity in the losses of General Devices of $25,000 in 2004.

Interest income was $403,000 and $116,000 in 2005 and 2004, respectively, an increase of $287,000. In 2005, interest income earned at Cortech (included in the consolidated financial statements) was $326,000 compared to $88,000 in 2004 due to the inclusion of a full year of Cortech in the consolidated financial statements compared to six months in 2004. Higher yields on investments combined with higher invested balances also contributed to the increase.

Other income was $326,000 and $369,000 in 2005 and 2004, respectively. Decreases in fees for general and administrative services received from a non-affiliated company of $85,000 and a decrease in rental income of $66,000 (due to the sale of the Company’s headquarters building in 2004) were offset by increases in consulting fees of $50,000 and seminar fees earned by The Academy of $61,000.

In August 2004, the Company sold its headquarters building in Bedminster, New Jersey to an unrelated party, for $1,950,000 recording a pretax gain of approximately $845,000. The Company is currently leasing its required office space, on a month to month basis, in the same location.

Expenses

General and administrative expenses were $1,169,000 in 2005, an increase of $233,000 from $936,000 in 2004, due primarily to the inclusion of the expenses of Cortech, The Academy and General Devices as of June 30, 2004, January 1, 2005 and April 1, 2005, respectively. In 2005, expenses of $188,000, $127,000 and $68,000 were included for Cortech, The Academy and General Devices, respectively compared to $108,000 in 2004 for Cortech. These increases were partially offset by a decrease in personnel expenses of $91,000 due primarily to lower bonus payments in 2005 compared to 2004.

In 2004, interest expense of $37,000 was incurred in connection with the mortgage loan collateralized by the Company’s headquarters building which was sold in August 2004.

Other

The Company recorded minority interest in the losses of Cortech of approximately $41,000 in 2005 compared to $48,000 in 2004. The Company also recorded minority interest in the losses of General Devices and The Academy in 2005 of approximately $38,000 and $24,000, respectively.

The Company purchased 30,166 shares of Cortech in 2005, in open market transactions, for a total purchase price of $81,000, and recorded an extraordinary gain in connection with these purchases of approximately $13,000.

Liquidity and Capital Resources

At December 31, 2005, the Company had consolidated cash and cash equivalents of approximately $1.9 million. Cash equivalents consisted of U.S. treasury bills with original maturities of three months or less, with yields ranging between 3.883% and 3.967%. The Company also had short-term investments, consisting of U.S. treasury bills with original maturities of six months of $12.2 million, with yields ranging between 4.111% and 4.364%, and securities owned valued at approximately $141,000 at December 31, 2005. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information on the valuation of securities owned. The Company believes that its liquidity is adequate for future operations for the next twelve months, including the costs of acquiring operating businesses.

Net cash of $526,000 was provided by operations in 2005, compared to net cash used in operations of $1.3 million in 2004. The primary reasons for the cash provided by operations in 2005 was the net loss of $181,000 adjusted for the gain on sale of General Devices of $301,000 offset by the decrease in securities owned of $725,000 and an adjustment for unrealized losses of $253,000. Unrealized gains and losses are included in financial results, but do not effect cash flows. In 2004, the increase in securities owned of $676,000 combined with the increase in other assets of $317,000 and an adjustment for unrealized gains on securities owned of $303,000 were the primary reasons for the cash used in operating activities.

Net cash of $11.8 million was used in investing activities in 2005, compared to net cash provided by investing activities of $13.3 million in 2004. In 2005, $12.2 million was invested in short-term investments of U.S. treasury bills with original maturities of six months. Previously, these funds were invested in cash equivalents. In 2004, net cash of approximately $11 million was acquired through the consolidation of Cortech and an aggregate amount of approximately $2.3 million was received in connection with the sale of the Company’s building in Bedminster, New Jersey and the sale of the Company’s investment in T. R. Winston.

Net cash used in financing activities was $962,000 in 2005, a decrease of $602,000 from net cash used of $1.6 million in 2004. In 2005, the Company paid a cash dividend of $852,000 and repurchased 45,644 shares of its common stock for $110,000. In 2004, the Company repurchased 406,177 shares of its common stock for $906,000. All shares acquired in 2005 and 2004 were purchased at open market prices and have been canceled and returned to the status of authorized and unissued shares. In 2004, the Company also had payments on debt of $658,000 consisting of payments of the mortgage loan collateralized by the Company’s headquarters building, which was sold in the third quarter of 2004, at which time the mortgage loan balance was paid in full.

In 2004, a liability of $390,000 that was established in 2003 in connection with the sale of the Company’s partial interest in T.R. Winston was reversed as a result of the sale of the remaining interest in T.R. Winston in August 2004.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Critical Accounting Estimates

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment," (“SFAS 123(R)”) which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors occurring in fiscal years beginning after December 15, 2005.

There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the consolidated financial statements of the Company.

Market Risk

Market risk represents the potential loss as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. The Company’s exposure to market risk is directly related to price movements of its securities holdings.

The fair value of securities owned at December 31, 2005 was approximately $141,000. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $14,100 loss as of December 31, 2005. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its brokerage accounts which are classified as cash equivalents in the consolidated financial statements.

Item 7.	FINANCIAL STATEMENTS

The financial statements filed herein are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheet as of December 31, 2005

Consolidated Statements of Operations for the Years ended December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia, P.C.

March 9, 2006
Edison, New Jersey

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(in $000’s, except share and
per share amounts)
ASSETS

Current Assets:
Cash and cash equivalents	$1,890
Short-term investments	12,223
Securities owned	141
Other	33
Total current assets	14,287
Property and equipment:
Office furniture and equipment	7
Accumulated depreciation	(3)
Net property and equipment	4
Goodwill	90
Total assets	$14,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$861
Accrual for previously discontinued operations	166
Total liabilities	1,027

Contingent liabilities

Minority interest in subsidiaries	5,592

Stockholders' equity:
Preferred stock without par value;
500,000 shares authorized;
none outstanding	-
Common stock, $.10 par value;
4,000,000 shares authorized;
2,805,127 shares issued and outstanding	280
Additional paid-in capital	12,382
Accumulated deficit	(4,900)
Total stockholders' equity	7,762
Total liabilities and stockholders' equity	$14,381

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000 Omitted, except per share data)

	Year ended December 31,
	2005	2004
Revenues:
Investing gains (losses)	$(148)	$362
Management fee income	12	138
Equity in earnings of T. R. Winston	-	138
Equity in losses of Cortech	-	(84)
Equity in losses of General Devices	-	(25)
Interest	403	116
Other income	326	369
Other:
Gain on sale of General Devices	301	-
Gain on sale of property	-	845
Gain on sale of T. R. Winston	-	71
Total revenues	894	1,930

Expenses:
General, administrative and other	1,169	936
Interest	-	37
Total expenses	1,169	973

Income (loss) before income taxes, minority interest and extraordinary item	(275)	957
Provision for income taxes	22	56
Income (loss) before minority interest and extraordinary item	(297)	901
Minority interest in subsidiaries losses	103	48
Income (loss) before extraordinary item	(194)	949
Extraordinary gain due to purchase of subsidiary stock	13	-
Net income (loss)	$(181)	$949

Basic and diluted net income (loss) per common share:
Income (loss) before extraordinary item	$(0.07)	$0.32
Extraordinary gain	0.01	-
Net income (loss)	$(0.06)	$0.32

Weighted average number of common shares outstanding (in 000's)	2,826	2,921

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($000 Omitted)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity

Balance, December 31, 2003	$326	$13,352	$(4,816)	$(390)	$8,472

Repurchase and cancellation of common stock	(41)	(865)	-	-	(906)

Deferred compensation	-	-	-	390	390

Net income	-	-	949	-	949

Balance, December 31, 2004	285	12,487	(3,867)	-	8,905

Repurchase and cancellation of common stock	(5)	(105)	-	-	(110)

Dividend to stockholders	-	-	(852)	-	(852)

Net loss	-	-	(181)	-	(181)

Balance, December 31, 2005	$280	$12,382	$(4,900)	$-	$7,762

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000 Omitted)

	Year Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(181)	$949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2	20
Unrealized losses (gains) on securities owned	253	(303)
Equity in earnings of T. R. Winston	-	(138)
Equity in losses of Cortech	-	84
Equity in losses of General Devices	-	25
Extraordinary gain on purchase of stock of subsidiary	(13)	-
Gain on sale of General Devices	(301)	-
Gain on sale of property	-	(845)
Gain on sale of T. R. Winston	-	(71)
Minority interest in subsidiary losses	(103)	(48)
Change in securities owned	725	(676)
Change in accounts payable and accrued expenses	(58)	118
Change in other assets	203	(317)
Other, net	(1)	(84)
Net cash provided by (used in) operating activities	526	(1,286)

Cash flows from investing activities:
Cash acquired through consolidation of Cortech	-	10,992
Cash acquired through consolidation of The Academy of Teaching and Leadership	50	-
Purchase of short-term investments	(12,223)	-
Proceeds from sale of General Devices	343	-
Proceeds from sale of property	-	1,811
Proceeds from sale of T. R. Winston	-	520
Purchase of equipment	-	(4)
Investment in T. R. Winston	-	(53)
Other, net	-	3
Net cash provided by (used in) investing activities	(11,830)	13,269

Cash flows from financing activities:
Payment of dividend	(852)	-
Repurchase of common stock	(110)	(906)
Payments on debt	-	(658)
Net cash used in financing activities	(962)	(1,564)

Net increase (decrease) in cash and cash equivalents	(12,266)	10,419
Cash and cash equivalents at beginning of year	14,156	3,737
Cash and cash equivalents at end of year	$1,890	$14,156

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$37
Taxes	$11	$23
Non-cash put option liability (reversed)	$-	$(390)

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the “Company” or “Kent”) and its wholly-owned subsidiaries, Kent Advisors, Inc., Kent Educational Services, Inc., Texas American Petrochemicals, Inc. (“TAPI”) and Asset Value Management, Inc. and its respective subsidiaries, Asset Value Holdings, Inc., and Asset Value Fund Limited Partnership (“AVF”) and effective June 30, 2004, AVF’s majority owned subsidiary, Cortech, Inc., (“Cortech”) and effective January 1, 2005, KES’s majority owned subsidiary, The Academy of Teaching and Leadership, Inc. TAPI and Kent Advisors, Inc. are inactive. All material intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers as cash equivalents all short-term investments that are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist of U. S. treasury bills with an original maturity of 90 days that matured through March 2006. The Company also maintains interest bearing balances in its brokerage accounts. All cash and cash equivalents are on deposit either with a major money center bank or with a securities broker dealer.

Short-Term Investments

Short-term investments consist of U.S. treasury bills purchased with an original maturity of six months and are valued at cost plus accrued interest, which approximates the fair market value. The Company currently intends to hold these investments until maturity.

Property and Equipment

The Company records all property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets generally two years.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Fair Value of Financial Instruments

Substantially all assets and liabilities are stated at cost which approximates fair value.

Interest Income

The Company received interest income on its credit balances at its securities broker dealer. The Company also receives interest on its cash equivalents and short-term investments.

Income Taxes (Benefit)

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company and its wholly owned subsidiaries file a consolidated federal income tax return. All majority owned subsidiaries file their own tax returns.

Earnings (Loss) Per Common Share

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding. Diluted earnings (loss) per share includes the assumed conversion of shares issuable upon exercise of options, where appropriate. Since the Company has losses, the stock options outstanding have an anti-dilutive effect on earnings (loss) per common share and are not included in the calculation. The Company had 300,000 options outstanding at December 31, 2005 and no options outstanding at December 31, 2004.

Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. This standard encouraged, but did not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Companies that do not adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board (“APB”) Opinion No. 25. APB No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Company, namely broad-based employee stock option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

The Company applies APB No. 25 and related Interpretations in accounting for its plans. In accordance with SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 is as follows:

2005
Net loss(in $000’s)
As reported	$(181)
Compensation expense, net of tax	(35)
Pro forma	$(216)

Basic and diluted net loss per share:
As reported	$(.06)
Pro forma	$(.08)

All options granted to date have an exercise price equal to the market price of the Company’s stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 29 percent; risk free interest rates of 4.37 percent; and weighted average expected lives of 7 years.

There were no options granted during 2004.

For more information on stock options, see Note 8 of Notes to Consolidated Financial Statements.

Estimates

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

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment," (“SFAS 123(R)”) which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.

There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the consolidated financial statements of the Company.

2.	BUSINESS

The Company's business is comprised principally of the management of Cortech.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Through AVF, the Company owns approximately 52% of Cortech, a publicly traded company currently seeking to redeploy its assets into an operating business. All of Cortech’s assets, excluding its portfolio of pharmaceutical patents (which have a zero value on the consolidated financial statements as of December 31, 2005), are invested in cash and United States Treasury Bills. Cortech is consolidated in the accompanying financial statements.

In November 2005, Dr. Qun Yi Zheng was named President of the Company and of Cortech. From 1995 through 2005, Dr. Zheng was associated with Pure World, Inc. (“Pure World”), a publicly traded company and leading manufacturer of natural products. Dr. Zheng was President of Pure World from January 2004 until it was sold in July 2005. Under Dr. Zheng’s operational leadership, Cortech intends to pursue business opportunities in China, Eastern Europe and the United States.

3.	SECURITIES OWNED

Other securities owned as of December 31, 2005, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following:

	Value	% Owned
	(in $000’s)

Golf Rounds.com, Inc. (193,800 shares)	$140	5.6%
All other portfolio positions	1
Aggregate market	$141

The Company’s securities are valued at fair value. Fair value is ordinarily the listed market price of the stock. If listed market prices are not indicative of fair value or if liquidating the Company’s position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies.

As a result of the foregoing, securities owned at December 31, 2005 were valued at listed market prices for all but one position. Securities owned of Golf Rounds.com, Inc. were discounted 20%, or approximately $35,000 from the listed market price, based on the criteria described in the preceding paragraph.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

The Company had net investing losses of approximately $148,000 in 2005. Net unrealized losses on securities owned were approximately $201,000 at December 31, 2005 compared to net unrealized gains of approximately $51,000 at December 2004, resulting in net unrealized losses of approximately $252,000 in 2005. Realized gains were approximately $104,000 in 2005.

In 2004, the Company had net investing gains of approximately $362,000. Net unrealized gains on securities owned were approximately $51,000 at December 31, 2004 compared to net unrealized losses of approximately $252,000 at December 2003, resulting in net unrealized gains of approximately $303,000 in 2004. Realized gains were approximately $59,000 in 2004.

4.	CORTECH, INC.

AVF increased its ownership of Cortech to 50.06% on June 30, 2004. Prior to that date, AVF had been accounting for its investment in Cortech by the equity method. Since AVF’s ownership exceeded 50%, Cortech has been consolidated in the accompanying financial statements.

In 2005, the Company acquired 30,166 additional shares of Cortech in open market transactions for $81,045 recording, in accordance with SFAS No. 141, “Business Combinations”, an extraordinary gain of $13,000, as the amount paid for the shares was less than the fair value of the net assets recorded. At December 31, 2005, AVF owned 50.91% of Cortech.

Cortech Stock Option Plans

Cortech has issued certain common stock options to its employees, directors and consultants. At December 31, 2005, Cortech had 357,130 common stock options outstanding at exercise prices ranging from $3.50 to $12.80 per share expiring from 2006 through 2010. Any exercises of these common stock options could have a dilutive effect on the percentage of Cortech owned by the Company.

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. This standard encouraged, but did not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Companies that do not adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board (“APB”) Opinion No. 25, but are required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Cortech, namely broad-based employee stock option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

Cortech applies APB No. 25 and related Interpretations in accounting for its plans. All options granted to date are fully vested.

A summary of the status of Cortech’s 1986 Plan, 1993 Plan and non employee directors’ stock option plans as of December 31, 2005 and 2004 and changes during the years ended on those dates is presented below.

	2005			2004
	Shares	Weighted-Average Exercise Price	Range of Exercise Price	Shares	Weighted-Average Exercise Price	Range of Exercise Price

Options outstanding at beginning of year	376,485	$4.80	$3.50 - $13.59	465,202	$5.62	$3.50 - $13.59
Expired	(25,605)	$11.96	$9.69 - $13.59	(88,717)	$9.10	$8.75 - $12.19
Options outstanding at end of year	350,880	$4.27	$3.50 - $12.80	376,485	$4.80	$3.50 - $13.59
Options exercisable at end of year	350,880	$4.27	$3.50 - $12.80	376,485	$4.80	$3.50 - $13.59

Additionally, prior to 1997, Cortech granted other options to certain directors and consultants. These officers and directors are not currently providing services to Cortech or the Company. A summary of the status of these options and the changes during the fiscal years ended December 31, 2005 and 2004 is presented below:

	2005			2004
	Shares	Weighted-Average Exercise Price	Range of Exercise Price	Shares	Weighted-Average Exercise Price	Range of Exercise Price

Options outstanding at beginning of year	6,250	$5.92	$5.00 - $7.58	12,834	$7.50	$5.00 - $17.50
Expired	-	-	-	(6,584)	$9.00	$8.75 - $17.50
Options outstanding at end of year	6,250	$5.92	$5.00 - $7.58	6,250	$5.92	$5.00 - $ 7.58
Options exercisable at end of year	6,250	$5.92	$5.00 - $7.58	6,250	$5.92	$5.00 - $ 7.58

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Cortech granted no options during 2005 or 2004, nor were there any modifications of outstanding awards. No compensation cost has been recognized in income for stock-based employee compensation awards at Cortech.

For options outstanding and exercisable at December 31, 2005, the exercise price ranges are:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2005	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number Outstanding at December 31, 2005	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price

$ 3.50 - $ 7.58	334,149	4.28	$3.77	334,149	4.28	$3.77
$11.56 - $12.80	22,981.59		$11.97	22,981.59		$11.97
	357,130			357,130

5.	KENT EDUCATIONAL SERVICES, INC.

The Academy for Teaching and Leadership, Inc. (“The Academy”) was formed to offer educators high quality programs designed to dramatically improve themselves, their students and their schools. As a result of the Company assessing the Academy, Kent Education Services, Inc., (KES) a wholly owned subsidiary of the Company, acquired a 60% interest in The Academy for $300,000 in August 2004.

The Company accounted for its investment in The Academy in other assets in 2004 as The Academy had no operations in 2004, other than costs incurred of approximately $1,800 in formation expenses, which the Company deemed to be immaterial. In addition, the equity interests in The Academy had yet to be finalized, thus the purchase price allocations had not yet been completed. During the first quarter of 2005, the equity interests had been finalized and purchase price allocations were completed. Additionally, The Academy actively began operations including designing and offering programs to school districts and incurred expenses. As a result, the Company consolidated The Academy as of January 1, 2005. As The Academy was a new business, its valuation was based on business plans and forecasts. The following is a condensed balance sheet reflecting the amount assigned to each major asset and liability caption relating to the consolidation of The Academy at January 1, 2005 (in $000’s):

Cash	$350
Goodwill	90
Investment in The Academy	(300)
Minority Interest in The Academy	(140)
$-

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

No pro forma financial information has been presented as The Academy’s operations were consolidated since January 1, 2005 and The Academy had no operations in 2004, other than approximately $1,800 of formation expenses in the fourth quarter of 2004, which the Company deemed immaterial.

6.	INCOME TAXES

The components of income tax expense are as follows:

	($000 Omitted) Year Ended December 31,
	2005	2004

Federal-Current	$1	$22
State-Current	21	34
Total	$22	$56

Total income tax expense for the years ended December 31, 2005 and 2004 is different from the amount computed by multiplying total income before income taxes by the statutory Federal income tax rate of 34%. The reasons for these differences and the related tax effects are:

	($000 Omitted) Year Ended December 31,
	2005	2004

Income tax expense (benefit) computed at statutory rates on total income before income taxes	$(54)	$342

Increase (decrease) in tax from:
Federal alternative minimum tax	1	22
State income tax, net of Federal benefit	25	27
Expiration of state net operating loss carryforwards	940	-
Change in estimate of net operating losses	99	69
Net operating losses and credits acquired through consolidation of Cortech	-	(31,999)
Increase (decrease) in valuation allowance	(1,119)	31,762
Minority interest in current year deferred tax benefit	-	(151)
Other, net	130	(16)
Total tax expense	$22	$56

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

The tax effects of significant items comprising the Company’s net deferred tax asset at December 31, 2005 are as follows:

($000 Omitted)
Deferred tax assets:
Operating loss carryforwards	$30,951
Federal tax credit carryforwards	3,403
Mark-to-market valuation adjustments	80
Deferred Compensation	242
Other	58
34,734
Valuation allowance	(34,734)
Net deferred tax asset	$-

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Approximately $31 million of the $35 million deferred tax asset relates to Cortech. Based upon Cortech’s and the Company’s operating history, which includes continuous operating losses (excluding non-recurring gains)in each of the last four years and the Company’s assessment of Cortech’s and the Company’s ability to achieve future taxable income, a 100% valuation allowance has been established for Cortech’s and the Company’s deferred tax asset.

Significant carryforward balances for Federal income tax purposes as of December 31, 2005 are: ($000 omitted)

	Amount	Expiration Years
Net operating loss	$93,904	2006 - 2023
Alternative minimum tax credit	3,403	N/A

The net operating loss of $93.9 million includes $86 million relating to Cortech.

The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period which results in an annual limitation on the Company’s ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

7.	SALE OF BUILDING

The Company sold its building to an unrelated third party in August 2004 and paid-off the underlying mortgage. Following the sale, T. R. Winston leased office space from the owner. The Company subleases certain office space from T. R. Winston on a month-to-month basis. Total rent expense was approximately $21,600 and $8,251 in 2005 and 2004, respectively.

8.	CAPITAL STOCK ACTIVITY

On March 10, 2005, the Company declared a dividend of $.30 per share to stockholders of record on March 21, 2005. The distribution date was April 5, 2005.

On April 16, 2004 the Board of Directors approved a two for one stock split in the form of a 100% stock dividend. The record date was April 30, 2004 and distribution date was May 3, 2004. Accordingly, all share and per share information has been restated for all periods presented.

Common Stock Repurchases

In January 2004, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations (“2004 Plan”). In April 2004, the Board of Directors reduced the number of shares available for repurchase under the 2004 Plan to 200,000 shares. All shares under the 2004 Plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

In August 2004, the Board of Directors approved a plan to repurchase up to an additional 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. As of December 31, 2005, 89,247 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

Stock Options

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent. The Board of Directors also approved the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, a total of 400,000 shares of common stock is available for issuance to key employees, including officers of the Company or any of its subsidiaries. In November 2005, 300,000 common stock options were issued to Dr. Qun Yi Zheng, the Company’s President.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

A summary of the status of the 2005 Stock Option Plan and changes during the year ended 2005 is presented bellows:

	Shares	Weighted Average- Exercise Price	Range of Exercise Price
Options outstanding at beginning of year	-	$-	$-
Options granted	300,000	$3.00	$3.00
Options outstanding at end of year	300,000	$3.00	$3.00
Options exercisable at end of year	33,000	$3.00	$3.00

For options outstanding and exercisable at December 31, 2005, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2005	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2005	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price
$3.00	300,000	9.66	$3.00	33,000	9.66	$3.00

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

9.	COMPENSATION ARRANGEMENTS

On December 1, 2002, (“Effective Date”) the Company and Paul O. Koether entered into an employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Chairman for an initial three-year term at an annual salary of $240,000 ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date.

Mr. Koether may terminate his employment in accordance with certain provisions of the Agreement, at which time he would be paid the greater of the (i) Base Salary payable under the Agreement through the expiration date of the Agreement or (ii) an amount equal to three times the average annual Base Salary paid to him during the preceding five years.

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

Effective November 1, 2005 (“Zheng Effective Date”) Cortech and Qun Yi Zheng entered into an employment agreement (“Zheng Agreement”) pursuant to which Dr. Zheng serves as Cortech’s President for an initial three-year term at an annual salary of $200,000 (“Zheng Base Salary”), which may be increased but not decreased at the discretion of the Cortech Board of Directors. Unless Cortech gives notice 30 days written notice to Dr. Zheng prior to November 1, 2007, the three year term of the Zheng Agreement shall be automatically extended for one day for each day elapsed after November 1, 2007.

In the event of Dr. Zheng’s death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Zheng Agreement. Should Dr. Zheng become disabled (as such term is defined in the Zheng Agreement) during the term of the Zheng Agreement, Dr. Zheng shall be paid such benefits to which he is entitled under the terms of such long-term insurance as Cortech has provided him or 80% of his salary for the remainder of the three year term of the Zheng Agreement, whichever is greater, in accordance with his regular payment schedule.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

10.	LEGAL PROCEEDINGS

Texas American Petrochemicals, Inc. (“TAPI”)

By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. (“TAPI”), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,593.92 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. The Company has been advised by its environmental counsel that it has good legal arguments to support its position that it should not be subject to liability for the remediation costs of the site, however no assurances can be made as to the outcome of this matter.

11.	TRANSACTIONS WITH RELATED PARTIES

From March 1990 until the sale of the building in August 2004 certain non-subsidiary affiliates had rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $66,000 in 2004. Following the sale, T. R. Winston leased office space from the acquiror. The Company subleases certain office space from T. R. Winston on a month to month basis. Total rent expense for 2005 and 2004 was approximately $21,600 and $8,251, respectively. Additionally the Company received consulting fees of $120,000 and $70,000 in 2005 and 2004, respectively from T.R. Winston.

The Company reimburses affiliates for the direct cost of certain group medical insurance, and office supplies. Such reimbursements were approximately $55,000 and $54,000 during 2005 and 2004, respectively.

General Devices paid an administrative fee of $4,000 per month for management services performed by the Company. These services included corporate governance, financial management and accounting services. General Devices was sold in October of 2005 and the Company no longer collects any fees.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

12.	SEGMENT REPORTING

The Company has determined that it does not have reportable operating segments. The Company conducts investment activities through its wholly owned subsidiary AVF, as described in Note 2 of Notes to the Consolidated Financial Statements. AVF does not have individual segment managers or discrete financial data used to allocate resources.

13.	401 (K) - PLAN

Eligible employees can elect to participate in the Company’s qualified 401(k) Retirement Plan (the “Plan”). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($14,000 in 2005 and $13,000 in 2004). The employees’ contributions are 100% vested and the Company’s contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There were no employer matching contributions in 2005 or 2004.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404.

Item 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current members of the Board of Directors were elected at the 2005 Annual Meeting and will serve until the next Annual Meeting and until their successors have been elected and qualify. The Company's officers are elected by and serve at the leave of the Board.

None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was selected.

The directors and executive officers of the Company at February 28, 2006 were as follows:

Name	Age	Position Held

Paul O. Koether	69	Chairman and Director

William Mahomes, Jr.	59	Director

Casey K. Tjang	67	Director

M. Michael Witte	79	Director

Qun Yi Zheng	48	President

Sue Ann Merrill	42	Chief Financial Officer

Paul O. Koether is principally engaged in the following businesses: (i) Chairman and director since July 1987, and President from October 1990 until November 2005 of the Company and, until December 31, 2003 when it was dissolved, the general partner of Shamrock Associates, an investment partnership which was the principal stockholder of the Company. Mr. Koether was Chairman from April 1988 to July 2005, President from April 1989 to February 1997 and director from March 1988 to July 2005 of Pure World, Inc., (“Pure World”) and from December 1994 until July 2005 a director and from January 1995 to July 2005 Chairman of Pure World’s wholly-owned subsidiary, Pure World Botanicals, Inc. (“PWBI”), a manufacturer and distributor of natural products. Mr. Koether was Chairman and a director of Sun Equities Corporation, (“Sun”) a private company until Sun was merged into Pure World in December 2004. Mr. Koether was Chairman from 1990 until August 2003 and a registered representative since 1989 of T. R. Winston & Company, LLC. ("T.R. Winston"). Since September 1998, Mr. Koether has been a director and Chairman and from October 2003 until November 2005, President of Cortech, Inc., (“Cortech”), a public company and subsidiary of the Company, seeking to redeploy its assets. Since November 2003 Mr. Koether has been General Partner of Emerald Partners an investment partnership. Mr. Koether was a director of Golf Rounds.com, Inc., (“Golf Rounds”) a non-operating company from July 1992 to January 2000.

III-1

William Mahomes, Jr. Mr. Mahomes has been a director of the Company since November 2005. Mr. Mahomes currently is a senior shareholder in Simmons Mahomes P.C., a law firm emphasizing commercial real estate transactions, public finance, business transactions and mediation. From 1997 to May 2001, Mr. Mahomes was in the private practice of law emphasizing mediation, real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a senior shareholder at the law firm of Locke Purnell Rain Harrell. From 1989 to 1994 he was an international partner in the Dallas office of Baker & McKenzie law firm. From 1993 to July 2005, Mr. Mahomes was a director of Pure World. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Center for New Ventures and Entrepreneurship (Texas A&M University), The Association of Former Students at Texas A&M University and the Texas Affiliate Board of Healthcare Service Corporation (HCSC), also known as Blue Cross and Blue Shield of Texas and the Texas Youth Commission.

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

Qun Yi Zheng. Dr Zheng has been President of the company since November 2005, and had been a director from November 2000 until November 2003. Since August 2000, Dr. Zheng has been a director and since November 2005, President of Cortech. Dr. Zheng was with Pure World and PWBI in various positions, including President, from 1996 until 2005. From 1995 until 1996, Dr. Zheng was Technical Manager at Hauser Nutraceuticals, a division of Hauser Chemicals, Inc., a manufacturer and distributor of nutraceuticals.

III-2

Sue Ann Merrill, a certified public accountant, is principally engaged in the following businesses: (i) the Company, in various positions since 1995 including Chief Financial Officer since November 2003; (ii) since 1995 in various positions with affiliates and former affiliates of the Company including Chief Financial Officer of Pure World and PWBI, from October 2002 until August 2005; Chief Financial Officer of Cortech since September 1998 and (iii) in various positions with T.R. Winston from 1995 until 2003.

Compliance with Section 16(a) of the Exchange Act

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2005.

Audit Committee

The Board of Directors of the Company has determined that Casey K. Tjang is an audit committee financial expert, as that term is defined under SEC rules and that Mr. Tjang is independent, as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Company has a separately designated standing Audit Committee whose members are William Mahomes, Jr. Esq., Casey K. Tjang and M. Michael Witte.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. Stockholders may write to Sue Ann Merrill, the Secretary of the Company, at the Company’s principal executive office: 376 Main Street, Bedminster, New Jersey 07921, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 10.	EXECUTIVE COMPENSATION

There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2005, 2004 and 2003, for those persons who were, at December 31, 2005 the chief executive officer and (ii) the other most highly compensated officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers"). No other executive officer of the Company who was serving as such at the end of 2005 received annual compensation in excess of $100,000 in 2005, 2004 or 2003.

III-3

Summary Compensation Table

		Annual Compensation (1) (2)			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary	Bonus	Other annual Compensation (3)	Restricted stock award	Securities under- lying options/ SARs	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)

Paul O. Koether	2005	$240,000	$-	$-	-	-	-	-
Chairman and	2004	240,000	40,000	95,502	-	-	-	-
Chief Executive	2003	240,000	-	69,113	-	-	-	-
Officer

Qun Yi Zheng	2005	$33,333	$-	$-	-	300,000	-	-
President	2004	-	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-

____________________________________________________

(1)   The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2)   The individuals name above may have received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for him. Such amounts are excluded from the table.

(3)   Represents commissions paid by T. R. Winston to Mr. Koether in his capacity as a registered representative for securities trades made for his customers through 2004. The Company sold its interest in T. R. Winston in August 2004.

Options Granted

Under the Company’s 2005 Stock Option Plan, 400,000 shares of the Company’s Common Stock may be granted to officers and employees of the Company or its subsidiaries.

III-4

The following table sets forth information with respect to stock option grants to the Named Officers during the fiscal year ended December 31, 2005:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options/SAR’s Granted (#)	Percent of Total Options/SAR’s Granted to Employees in Fiscal year	Exercise or Base price ($/Sh)	Expiration date

Qun Yi Zheng	300,000	100%	$3.00	11/24/2015

The table below contains information concerning the fiscal year end value of unexercised options held by the Named Officers.

Fiscal Year-End Options Values
	Shares Acquired On Exercise	Value Realized	Number of Unexercised Options at 12/31/05	Value of Unexercised In-the-Money Options at 12/31/05
Name	(#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Qun Yi Zheng	-	-	33,000 / 267,000	$ - / $ -

Remuneration of Directors

Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings. During 2005, the Company paid directors' fees in the aggregate amount of approximately $35,600.

Compensation Arrangements

On December 1, 2002, (“Effective Date”) the Company and Paul O. Koether entered into an employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Chairman for an initial three-year term at an annual salary of $240,000 ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date.

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

III-5

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

Effective November 1, 2005 (“Zheng Effective Date”) Cortech and Qun Yi Zheng entered into an employment agreement (“Zheng Agreement”) pursuant to which Dr. Zheng serves as Cortech’s President for an initial three-year term at an annual salary of $200,000 (“Zheng Base Salary”), which may be increased but not decreased at the discretion of the Cortech Board of Directors. Unless Cortech gives 30 days written notice to Dr. Zheng prior to November 1, 2007, the three year term of the Zheng Agreement shall be automatically extended for one day for each day elapsed after November 1, 2007, it being the intention to convert the term of the Zheng Agreement to a contract with a three year ‘evergreen’ term, commencing on November 1, 2007.

III-6

Dr. Zheng may terminate his employment under the Zheng Agreement at any time for “Good Reason” (defined below) within 36 months after the date of a “Cortech Change in Control” (defined below). Upon his termination, Dr. Zheng shall be paid the Zheng Base Salary payable under the Zheng Agreement through the expiration date of the Zheng Agreement.

Cortech Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals or entities beneficially owning, directly or indirectly, common stock of Cortech representing 50.1% or more of Cortech’s issued and outstanding common stock as of the Zheng Effective Date, is or becomes the beneficial owner, directly or indirectly, of the common stock of Cortech representing 50.1% or more of Cortech’s outstanding common stock or (ii) individuals constituting the Cortech Board of Directors on the Zheng Effective Date (“Cortech Incumbent Board”), including any person subsequently elected to the Cortech Board of Directors comprising the Cortech Incumbent Board, cease for any reason to constitute at least a majority of the Cortech Board of Directors. Good Reason means a determination made solely by Dr. Zheng, in good faith, that as a result of a Cortech Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with Cortech.

Dr. Zheng may also terminate his employment if Cortech fails to make the payments specified in the Zheng Agreement, or if Cortech fails to make such payments for a period of five days after Dr. Zheng has given notice of such failure.

Cortech may terminate Dr. Zheng’s employment under the Zheng Agreement for “cause” which is defined as (i) Dr. Zheng’s continued failure to substantially perform his duties under the Zheng Agreement (other than by reason of his incapacity due to physical or mental illness) which is not cured within specified time frames or (ii) Dr. Zheng’s conviction of any criminal act of fraud. The Company may not terminate Dr. Zheng’s employment except by a vote of not less than 75% of the entire Cortech Board of Directors at a meeting at which Dr. Zheng is given the opportunity to be heard.

In the event of Dr. Zheng’s death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Zheng Agreement. Should Dr. Zheng become disabled (as such term is defined in the Zheng Agreement) during the term of the Zheng Agreement, Dr. Zheng shall be paid such benefits to which he is entitled under the terms of such long-term insurance as Cortech has provided him or 80% of his salary for the remainder of the three year term of the Zheng Agreement, whichever is greater, in accordance with his regular payment schedule.

III-7

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 2006 by each director and executive officer of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Paul O. Koether 211 Pennbrook Road Far Hills, NJ 07931	1,539,658	(2)	54.92%

William Mahomes, Jr. 900 Jackson Street Suite 540 Dallas, TX 75202	-		-

Casey K. Tjang 510 Tallwood Lane Greenbrook, NJ 08812	-		-

M. Michael Witte 1120 Granville Avenue Suite 102 Los Angeles, CA 90049	2,000		*

Qun Yi Zheng 376 Main Street Bedminster, NJ 07921	43,000		1.52%

Sue Ann Merrill 376 Main Street Bedminster, NJ 07921	-		-

Marital Trust u/w/o Natalie I. Koether 211 Pennbrook Road Far Hills, NJ 07931	451,434		16.10%

All Directors and Executive Officers as a Group (6 persons)	1,584,658		54.71%

_________________________________________
*Less than 1 percent.

III-8

(1)
The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in other footnotes below. Included in such number of shares beneficially owned are 33,000 shares subject to options currently exercisable or becoming exercisable within 60 days for Qun Yi Zheng and all directors and executive officers as a group.

(2)
Includes 42,275 shares held in Mr. Koether’s IRA. Also includes 451,434 Shares beneficially owned by the Marital Trust u/w/o Natalie I. Koether. As trustee, Mr. Koether may be deemed to own these shares beneficially.

At December 31, 2005, the Company had no Compensation plans (including individual compensation arrangements) under which its equity securities may be issued.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From March 1990 until the sale of the building in August 2004 certain non-subsidiary affiliates had rented office space from the Company. The Company's aggregate rental income from these arrangements was approximately $66,000 in 2004. Following the sale, T. R. Winston leased office space from the acquiror. The Company subleases certain office space from T. R. Winston on a month to month basis. Total rent expense for 2005 and 2004 was approximately $21,600 and $8,251, respectively. Additionally the Company received consulting fees of $120,000 and $70,000 in 2005 and 2004, respectively from T.R. Winston.

The Company reimburses affiliates for the direct cost of certain group medical insurance, office supplies and expenses. Such reimbursements were approximately $55,000 and $54,000 during 2005 and 2004, respectively.

General Devices paid an administrative fee of $4,000 per month for management services performed by the Company. These services include corporate governance, financial management and accounting services. General Devices was sold in October of 2005 and therefore the Company no longer collects any fees.

III-9

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

(a) Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorpora-tion. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement, dated December 1, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (5)

10.2	Agreement to sell the Company’s Investment in T. R. Winston & Company, LLC. (6)

10.3	Kent Financial Services 2005 Stock Option Plan, Form of Incentive Stock Option and Form of Non-Qualified Stock Option (7)

21	Subsidiaries*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

III-10

___________________
*	Filed herewith.

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc., Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Kent Financial Services, Inc., Form 10-QSB for the quarter ended June 30, 2004.
(7)	Incorporated by reference to Kent Financial Services, Inc., Form 8-K filed on December 2, 2005.

III-11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, expected to be billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 are $39,690.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in 2005, related to auditing restated financial statements for the years ended December 31, 2004 and 2003 were $24,170.

Tax Fees: The aggregate fees, including expenses, expected to be billed by the Company’s principal accountant in connection with the preparation of income tax returns for the Company for the fiscal year ending December 31, 2005 are $7,500.

All Other Fees: There were no other fees billed to the Company by its principal account during 2005.

Year ended December 31, 2004

Audit Fees: The aggregate fees, including expenses, billed, by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 were $37,512.

Audit Related Fees: There were no audit related fees billed to the Company by its principal accountant during 2004.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the preparation of income tax returns for the Company for the fiscal year ending December 31, 2004 were $7,875.

All Other Fees: There were other fees billed to the Company by its principal accountant during 2004.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approved all non-audit work performed by the Company’s principal accountant, specifically, the preparation of income tax returns for the Company.

III-12

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: March 29, 2006	BY	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 29, 2006	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

Dated: March 29, 2006	/s/ Sue Ann Merrill
Sue Ann Merrill
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: March 29, 2006	/s/ Qun Yi Zheng, Ph.D.
Qun Yi Zheng, Ph.D.
President

Dated: March 29, 2006	/s/ William Mahomes, Jr.
William Mahomes, Jr.
Director

Dated: March 29, 2006	/s/ Casey K. Tjang
Casey K. Tjang
Director

Dated: March 29, 2006	/s/ M. Michael Witte
M. Michael Witte
Director

III-13