Form 10QSB
period 2006-03-31
KENT FINANCIAL SERVICES INC
filed 2006-05-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________.

Commission File No.: 1-7986

Kent Financial Services, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

376 Main Street, PO Box 74, Bedminster, NJ 07921
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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2006, the issuer had 2,803,084 shares of its common stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one).
Yes ☐  No ☒

PART I -	FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(UNAUDITED)
($000 Omitted, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$1,087
Short-term investments	12,722
Securities owned	113
Other current assets	47
Total current assets	13,969
Property and equipment:
Office furniture and equipment	7
Accumulated depreciation	(4)
Net property and equipment	3
Goodwill	90
Total assets	$14,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$833
Accrual for previously discontinued operations	166
Total liabilities	999

Contingent liabilities

Minority interest in subsidiaries	5,462

Stockholders' equity:
Preferred stock without par value; 500,000 shares authorized; none outstanding	-
Common stock, $.10 par value; 4,000,000 shares authorized; 2,803,084 shares issued and outstanding	280
Additional paid-in capital	12,386
Accumulated deficit	(5,065)
Total stockholders' equity	7,601
Total liabilities and stockholders' equity	$14,062

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000 Omitted, except per share data)

	Three Months Ended
	March 31,
	2006	2005
		(as restated, see Note 10)

Revenues:
Interest	$141	$81
Investing gains (losses)	(16)	53
Equity in losses of General Devices	-	(9)
Other income	67	159
Total revenues	192	284

Expenses:
General and administrative	400	253

Income (loss) before income taxes, minority interest and extraordinary item	(208)	31
Provision for income taxes	1	20
Income (loss) before minority interest and extraordinary item	(209)	11
Minority interest in subsidiaries losses	34	18
Income (loss) before extraordinary item	(175)	29
Extraordinary gain due to purchase of subsidiary stock	10	-
Net income (loss)	$(165)	$29

Basic and diluted net income (loss) per common share:
Income (loss) per share before extraordinary item	$(.06)	$.01
Extraordinary gain	-	-
Net income (loss) per share	$(.06)	$.01

Weighted average number of common shares outstanding (in 000's)	2,804	2,843

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000 Omitted)

	Three Months Ended
	March 31,
	2006	2005
		(as restated, see Note 10)

Cash flows from operating activities:
Net income (loss)	$(165)	$29
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized losses on securities owned	28	95
Interest earned on short-term investments	(132)	-
Stock-based compensation expense	9	-
Equity in losses of General Devices	-	9
Extraordinary gain on purchase of stock of subsidiary	(10)	-
Minority interest in subsidiaries losses	(34)	(18)
Change in securities owned	-	456
Change in accounts payable and accrued expenses	(28)	34
Change in other assets	(14)	175
Other, net	1	23
Net cash provided by (used in) operating activities	(345)	803

Cash flows from investing activities:
Purchase of stock of subsidiary	(86)	-
Purchase of short-term investments	(440)	-
Sale of short-term investments	73	-
Cash acquired through consolidation of The Academy for Teaching and Leadership, Inc.	-	50
Investment in General Devices	-	(72)
Net cash used in investing activities	(453)	(22)

Cash flows from financing activities - Repurchase of common stock	(5)	(39)

Net increase (decrease) in cash and cash equivalents	(803)	742
Cash and cash equivalents at beginning of period	1,890	14,156
Cash and cash equivalents at end of period	$1,087	$14,898

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1	$10

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 AND 2005
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.	Business

The Company's business is comprised principally of the management of Cortech, Inc., a publicly traded company currently seeking to redeploy its assets into an operating business. Through its wholly-owned partnership, Asset Value Fund Limited Partnership, (“AVF”), the Company owned approximately 52% of Cortech at March 31, 2006. All of Cortech’s assets, excluding its portfolio of pharmaceutical patents (which have a zero value on the consolidated financial statements), are invested in cash and United States treasury bills. Cortech is consolidated in the accompanying financial statements.

In November 2005, Dr. Qun Yi Zheng was named President of the Company and of Cortech. Under Dr. Zheng’s operational leadership, Cortech intends to pursue business opportunities in China, Eastern Europe and the United States.

3.	Securities owned

Securities owned as of March 31, 2006, consisting of portfolio positions (equity securities) held for capital appreciation consist of the following:

	Fair	%
	Value	Owned
	(in $000’s)

Golf Rounds.com, Inc. (193,800 shares)	$110	5.6%
All other portfolio positions	3
Total securities owned	$113

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

As a result of the foregoing, securities owned at March 31, 2006 were valued at listed market prices for all but one position. Securities owned of GolfRounds.com, Inc. were discounted 20% or approximately $28,000 from listed market prices, based on the criteria described in the preceding paragraph.

Net investing losses were $16,000 in the quarter ended March 31, 2006. Net unrealized losses on securities owned were approximately $229,000 at March 31, 2006 compared to net unrealized losses of approximately $201,000 at December 31, 2005, resulting in net unrealized losses of approximately $28,000 in the first quarter of 2006. Realized gains were approximately $12,000 in the first quarter of 2006.

Net investing gains were $53,000 in the quarter ended March 31, 2005. Net unrealized losses on securities owned were approximately $44,000 at March 31, 2005 compared to net unrealized gains of approximately $51,000 at December 31, 2004, resulting in net unrealized losses of approximately $95,000 in the first quarter of 2005. Realized gains were approximately $148,000 in the first quarter of 2005.

4.	Income taxes

The components of income tax expense are as follows ($000 Omitted):

	Three Months Ended
	March 31,
	2006	2005

Federal - Current	$-	$4
State - Current	1	16
Total	$1	$20

5.	Capital Stock Activity

On March 10, 2005 the Company declared a dividend of $.30 per share. The record date for the dividend was March 21, 2005 and the distribution date was April 5, 2005. Total dividends paid in 2005 were approximately $852,000.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. As of March 31, 2006, 91,290 shares under this plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

6.	Net Income (Loss) Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. The Company had 300,000 common stock options outstanding at March 31, 2006 and none outstanding at March 31, 2005. Since the Company had losses in the first quarter of 2006, the stock options outstanding would have an anti-dilutive effect on net loss per share and are not included in the calculation.

7.	Stock Option Plans

The Company has issued certain common stock options to its President. At March 31, 2006, the Company had 300,000 common stock options outstanding.

Until December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its common stock options. Accordingly, no compensation cost had been recognized for the common stock options issued. There were no common stock options outstanding in the first quarter of 2005.

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment,” (“SFAS 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity of liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006. As a result the Company recorded approximately $9,000 in expense during the first quarter of 2006.

All options granted to date have an exercise price equal to the market price of the Company’s stock on the grant date. For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 29 percent; risk free interest rates of 4.37 percent; and weighted average expected lives of 7 years.

Cortech Stock Options Plans

Cortech has issued certain common stock options to its employees, directors and consultants. At March 31, 2006 Cortech had 350,150 common stock options outstanding. Any exercises of these common stock options could have a dilutive effect on the percentage of Cortech owned by the Company.

Until December 31, 2005, Cortech applied APB 25 and related interpretations in accounting for its options. Accordingly, no compensation cost had been recognized for common stock options issued.

In January 2006, Cortech adopted SFAS 123(R). Since all outstanding common stock options were fully vested prior to January 1, 2006 no compensation expense was recognized in the financial statements in the first quarter of 2006.

8.	Related Party Transactions

The Company reimburses an affiliate for the direct cost of certain group medical insurance and office supplies. Such reimbursements were approximately $22,000 and $12,000 in the first quarter of 2006 and 2005, respectively.

General Devices paid an administrative fee of $4,000 per month for management services performed by the Company. These services, included corporate governance, financial management and internal accounting services. The Company sold its interest in General Devices in October 2005 and no longer collects any fees from them.

9.	Legal Proceedings

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

10.	Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2005, the Company determined that its investments in General Devices, Inc. should have been accounted for by the equity method, rather than the fair value method that had been used. As a result, consolidated statements of operations and cash flows for the three months ended March 31, 2005 have been restated to correct for this change. The following tables summarize the effect of such restatement (in $000’s except per share data):

Consolidated Statement of Operations for the three months ended March 31, 2005:

	As Reported	As Restated

Equity in losses of General Devices	$-	$(9)
Total revenues	293	284
General and administrative expenses	262	253

Consolidated Statement of Cash Flow’s for the three months ended March 31, 2005:

	As Reported	As Restated

Net cash provided by operating activities	$731	$803
Net cash provided by (used in) investing activities	50	(22)

Item 2. -	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, of Kent Financial Services, Inc. (“Kent” or the “Company”) as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

The Company had a net loss of $165,000, or $.06 basic and diluted net loss per share, for the three months ended March 31, 2006, compared to net income of $29,000, or $.01 basic and diluted net income per share, for the comparable period in 2005.

Revenue

Interest income increased to $141,000 in the first quarter of 2006 from $81,000 for the same period in 2005, due primarily to higher yields on invested balances.

Net investing losses were $16,000 for the three months ended March 31, 2006, compared to net investing gains of $53,000 for the comparable period in 2005. A decrease in realized gains of $136,000 offset by a decrease in unrealized losses of $67,000 was the reason for the change.

Other income decreased to $67,000 in the first quarter of 2006 from $159,000 in the first quarter of 2005, due primarily to a reduction in fees earned for providing administrative services to a non-affiliated company of $104,000 offset by an increase in fees earned for seminars held by The Academy for Teaching & Leadership, Inc.(“The Academy”) of $51,000.

Expenses

General and administrative expenses increased to $400,000 in the first quarter of 2006 from $253,000 in the first quarter of 2005 due primarily to increases in expenses at Cortech and The Academy of $78,000 and $36,000, respectively. Personnel expenses at Cortech were $55,000 in the first quarter of 2006 as a result of the inclusion of the President’s salary for an entire quarter. Prior to hiring the President in November 2005, Cortech had no personnel expenses. All other expenses had a net increase of $33,000 in the first quarter of 2006 compared to the same period in 2005.

Liquidity and Capital Resources

At March 31, 2006, the Company had consolidated cash and cash equivalents of approximately $1.1 million. Cash equivalents consisted of U.S. treasury bills with original maturities of three months or less yielding 4.51%. The Company also had short-term investments, consisting of U.S. treasury bills with original maturities of six months of $12.7 million with yields ranging between 4.11% and 4.48%, and securities owned valued at approximately $113,000 at March 31, 2006.

Net cash used in operations was $345,000 in the first quarter of 2006, compared to net cash provided by operations of $803,000 in the first quarter of 2005. The primary reasons for the cash used in the first quarter of 2006 was the net loss of $165,000 adjusted for interest earned on short-term investments of $132,000, the minority interest in subsidiaries losses of $34,000 and the change in accounts payable and accrued expense of $28,000, offset by an adjustment for unrealized losses on securities owned of $28,000. Unrealized losses are included in financial results, but do not effect cash flows. For the quarter ended March 31, 2005, a decrease in securities owned of $456,000, combined with the change in other assets of $175,000 and an adjustment for unrealized losses of $95,000 were the primary reasons for the cash provided by operations.

Net cash used in investing activities was $453,000 and $22,000 for the quarters ended March 31 2006 and 2005, respectively. The purchase of short-term investments of $440,000 combined with the purchase of additional shares of Cortech of $86,000 offset by the sale of short-term investments of $73,000 were the reasons for the cash used in investing activities in the first quarter of 2006. Cash used for an investment in General Devices, Inc. of $72,000, offset by cash acquired through the consolidation of The Academy of $50,000 were the reasons for the net cash used in investing activities in the quarter ended March 31, 2005.

Net cash used in financing activities, due to the repurchase of the Company’s common stock, was $5,000 and $39,000 in the quarters ended March 31, 2006 and 2005, respectively.

The Company believes that its cash and cash equivalents are sufficient to fund operations for at least the next twelve months, including the cost of acquiring operating businesses, or making additional investments.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. -	Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404.

PART II -	OTHER INFORMATION
ITEM 1.	Legal Proceedings

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

Purchase of Equity Securities

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. This plan has no expiration date. The following table sets forth certain information about the Company’s repurchase of shares under this Plan during the quarter ended March 31, 2006.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	1,823	$ 2.35	1,823	108,930
February 1, 2006 - February 28, 2006	-	-	-	108,930
March 1, 2006 - March 31, 2006	220	2.37	220	108,710
Total	2,043	$ 2.35	2,043	108,710

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6. -	Exhibits

(a)	Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated May 1, 2006 between Kent Financial Services, Inc. and Bryan P. Healey (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

__________________
*	Filed herewith.

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: May 10, 2006	By:	/s/ Sue Ann Merrill
Sue Ann Merrill
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer, and officer duly authorized to sign on behalf of the small business issuer)