Form 10QSB
period 2006-06-30
KENT FINANCIAL SERVICES INC
filed 2006-08-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 2006, the issuer had 2,802,932 shares of its common stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one).
Yes	☐	No	☒

PART I -	FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2006
(UNAUDITED)
($000 Omitted, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$1,299
Short-term investments	12,106
Securities owned	106
Other current assets	102

Total current assets	13,613

Property and equipment:
Office furniture and equipment, net of accumulated depreciation of $5	2

Goodwill	90

Total assets	$13,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,008

Minority interest in subsidiaries	5,245

Stockholders' equity:
Preferred stock without par value; 500,000 shares authorized; none outstanding	-
Common stock, $.10 par value; 4,000,000 shares authorized; 2,803,084 shares issued and outstanding	280
Additional paid-in capital	12,395
Accumulated deficit	(5,223)

Total stockholders' equity	7,452

Total liabilities and stockholders' equity	$13,705

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000 Omitted, except per share data)

	Three Months Ended June 30,
	2006	2005
Revenues:
Seminar fees	$116	$28
Interest and dividends	147	94
Investing gains (losses)	5	(83)
Other income	11	24

Total revenues	279	63

Expenses:
General and administrative	474	343

Loss before income taxes, minority interest and extraordinary item	(195)	(280)
Provision for income taxes	6	2

Loss before minority interest and extraordinary item	(201)	(282)
Minority interest in subsidiaries losses	25	7

Loss before extraordinary item	(176)	(275)
Extraordinary gain due to purchase of subsidiary stock	18	-

Net loss	$(158)	$(275)

Basic and diluted net loss per common share:
Loss per share before extraordinary item	$(0.06)	$(0.10)
Extraordinary gain	0.01	-

Net loss per share	$(0.05)	$(0.10)

Weighted average number of common shares outstanding (in 000's)	2,803	2,831

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000 Omitted, except per share data)

	Six Months Ended June 30,
	2006	2005
Revenues:
Seminar fees	$167	$28
Management fee income	-	12
Interest and dividends	288	176
Investing losses	(11)	(30)
Other income	27	182

Total revenues	471	368

Expenses:
General and administrative	874	617

Loss before income taxes, minority interest and extraordinary item	(403)	(249)
Provision for income taxes	7	22

Loss before minority interest and extraordinary item	(410)	(271)
Minority interest in subsidiaries losses	59	25

Loss before extraordinary item	(351)	(246)
Extraordinary gain due to purchase of subsidiary stock	28	-

Net loss	$(323)	$(246)

Basic and diluted net loss per common share:
Loss per share before extraordinary item	$(0.13)	$(0.09)
Extraordinary gain	0.01	-

Net loss per share	$(0.12)	$(0.09)

Weighted average number of common shares outstanding (in 000's)	2,803	2,837

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000 Omitted)
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(323)	$(246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1	1
Unrealized losses on securities owned	35	74
Interest receivable on short-term investments	(14)	-
Stock-based compensation expense	18	-
Extraordinary gain on purchase of stock of subsidiary	(28)	-
Minority interest in subsidiaries losses	(59)	(25)
Change in securities owned	-	624
Change in accounts receivable and other assets	(70)	129
Change in accounts payable and accrued expenses	(18)	113

Net cash provided by (used in) operating activities	(458)	670

Cash flows from investing activities:
Purchase of stock of subsidiary	(192)	-
Purchase of short-term investments	(12,068)	-
Maturity of short-term investments	12,200	-
Cash acquired through consolidation of:
The Academy for Teaching and Leadership, Inc.	-	50
General Devices, Inc.	-	74

Net cash provided by (used in) investing activities	(60)	124

Cash flows from financing activities:
Dividends paid	-	(851)
Repurchase of common stock	(73)	(82)

Net cash used in financing activities	(73)	(933)

Net decrease in cash and cash equivalents	(591)	(139)
Cash and cash equivalents at beginning of period	1,890	14,156

Cash and cash equivalents at end of period	$1,299	$14,017

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$7	$10

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Periods Ending June 30, 2006 and 2005
(UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities. Certain immaterial reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Business and Segment Information

The Company's business is comprised of the management of Kent International Holdings, Inc., formerly Cortech, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”). The Company has determined that its operations can be segregated into two principal operating segments which are business development activities and education services. We define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chairman in deciding how to allocate resources and in assessing performance.

Kent International is a publicly traded company currently seeking to redeploy its assets into an operating business. Through its wholly-owned partnership, Asset Value Fund Limited Partnership (“AVF”), the Company owned approximately 53.22% of Kent International at June 30, 2006. All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States treasury bills. Kent International is consolidated in the accompanying financial statements and its activity is reported in the business development activities segment.

In November 2005, Dr. Qun Yi Zheng was named President of the Company and of Kent International. Under Dr. Zheng’s operational leadership, Kent International intends to pursue business opportunities in China, Eastern Europe and the United States. The Company does not expect that these activities will generate any revenues for an indefinite period as these efforts are in their early stages. As a result, this program may produce significant losses until such time as meaningful revenues are achieved.

The education services segment represents the activity of Kent Educational; which is a wholly owned subsidiary of the Company that has a 60% controlling interest in the Academy for Teaching and Leadership Inc. (“The Academy”). The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provides educators various programs designed to improve themselves, their students, and their schools. Kent Educational is consolidated in the accompanying financial statements.

The following table summarizes the assets and operations of the Company’s segments as of and for the three and six months ended June 30, 2006 and 2005:

	Business Development Activities	Educational Services	Corporate	Eliminations	Consolidated Totals
Three Months Ended June 30, 2006
Revenues from external customers		$116	$11		$127
Management fees			63	$(63)	-
Interest revenue	$121	3	23		147
Investing gains (losses)			5		5

Total revenues	121	119	102	(63)	279

General and administrative expenses	(219)	(64)	(254)	63	(474)
Income tax expense		(1)	(5)		(6)
Minority interest	47	(22)			25
Extraordinary gain			18		18

Net income (loss) by segment	$(51)	$32	$(139)	-	$(158)

Six Months Ended June 30, 2006
Revenues from external customers		$167	$27		$194
Management fees			126	$(126)	-
Interest revenue	$236	4	48		288
Investing gains (losses)			(11)		(11)

Total revenues	236	171	190	(126)	471

General and administrative expenses	(400)	(122)	(478)	126	(874)
Income tax expense	(1)	(1)	(5)		(7)
Minority interest	78	(19)			59
Extraordinary gain			28		28

Net income (loss) by segment	$(87)	$29	$(265)	-	$(323)

As of June 30, 2006
Total assets by segment	$11,016	$452	$2,237	-	$13,705

	Business Development Activities	Educational Services	Corporate	Eliminations	Consolidated Totals
Three Months Ended June 30, 2005
Revenues from external customers		$28	$24		$52
Management fees			45	$(45)	-
Interest and investing revenue	$77	2	15		94
Investing gains (losses)			(83)		(83)

Total revenues	77	30	1	(45)	63

General and administrative expenses	(96)	(22)	(270)	45	(343)
Income tax expense	(1)		(1)		(2)
Minority interest	10	(3)			7

Net income (loss) by segment	$(10)	$5	$(270)	-	$(275)

Six Months Ended June 30, 2005
Revenues from external customers		$28	$182		$210
Management fees			102	$(90)	12
Interest and investing revenue	$141	3	32		176
Investing gains (losses)			(30)		(30)

Total revenues	141	31	286	(90)	368

General and administrative expenses	(180)	(44)	(483)	90	(617)
Income tax expense	(1)		(21)		(22)
Minority interest	20	5			25

Net loss by segment	$(20)	$(8)	$(218)	-	$(246)

As of June 30, 2005
Total assets by segment	$11,324	$427	$2,922	-	$14,673

NOTE C - Securities Owned

Securities owned as of June 30, 2006, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

	Fair Value	% Owned
	(in $000’s)

Golf Rounds.com, Inc. (193,800 shares)	$104	5.6%
All other portfolio positions	2

Total securities owned	$106

The Company’s securities are valued at fair value. Fair value is ordinarily the listed market price of the stock. If listed market prices are not indicative of fair value or if liquidating the Company’s position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies. Based on the criteria described above, securities owned at June 30, 2006 were valued at listed market prices for all but one position, securities owned of GolfRounds.com, Inc. were discounted 20% or approximately $26,000 from listed market prices.

Net investing gains (losses) were $5,000 and ($11,000) for the three and six months ended June 30, 2006. Net unrealized losses on securities owned were approximately $6,000 and $35,000 for the three and six months ended June 30, 2006. Realized gains on securities transactions were $11,000 and $24,000 for the three and six months ended June 30, 2006.

Net investing losses were $83,000 and $30,000 for the three and six months ended June 30, 2005. Net unrealized losses on securities owned were approximately $58,000 and $153,000 for the three and six months ended June 30, 2005. Realized gains (losses) on securities transactions were approximately ($25,000) and $123,000 for the three and six months ended June 30, 2005.

NOTE D - Income Taxes

The components of income tax expense are as follows ($000 Omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Federal - Current	$-	$-	$-	$4
State - Current	6	2	7	18
Deferred	-	-	-	-

Total	$6	$2	$7	$22

NOTE E - Capital Stock Activity

Dividends

No dividends were declared or paid during the six months ended June 30, 2006.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. No shares were repurchased during the three months ending June 30, 2006. As of June 30, 2006, 91,290 shares under this plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

NOTE F - Net Income (Loss) Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. The Company had 300,000 common stock options outstanding at June 30, 2006 and none outstanding at June 30, 2005. Since the Company had losses in the three and six months ended June 30, 2006, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE G - Stock Option Plans

The Company has issued certain common stock options to its President. At June 30, 2006, the Company had 300,000 common stock options outstanding.

Until December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its common stock options. Accordingly, no compensation cost had been recognized related to common stock options issued. There were no common stock options issued or outstanding as of and for the three and six months ended June 30, 2005.

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment,” (“SFAS 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006. As a result, the Company recorded approximately $9,000 and $18,000 in stock-based compensation expense for the three and six months ended June 30, 2006, respectively.

All options granted to date have an exercise price equal to the market price of the Company’s stock on the grant date. For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 29 percent; risk free interest rates of 4.37 percent; and weighted average expected duration of 7 years.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants. At June 30, 2006, Kent International had 294,149 common stock options outstanding. Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

Until December 31, 2005, Kent International applied APB 25 and related interpretations in accounting for its options. Accordingly, no compensation cost had been recognized for common stock options issued.

In January 2006, Kent International adopted SFAS 123(R). As all outstanding common stock options were fully vested prior to January 1, 2006, no compensation expense was recognized in the financial statements in the six months ended June 30, 2006.

NOTE H - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services. These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations. This arrangement may be terminated at will by either party. The monthly management fee revenue and offsetting expense is eliminated during consolidation. Asset Value Fund L.P. (“AVF”) is the beneficial owner of approximately 53.22% of the Kent International’s outstanding Common Stock at June 30, 2006. The sole partner of AVF is Asset Value Management, Inc. (“AVM”), a Delaware Corporation and wholly-owned subsidiary of the Company. Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 54.93% of the Company’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

On May 1, 2006, the Company entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of the Company and Kent International for an initial two-year term at an annual salary of $140,000. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of the Company and Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $15,879 and $35,285 in the three and six months ended June 30, 2006 and $16,921 and $36,623 in the three and six months ended June 30, 2005, respectively. Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

Until October of 2005, General Devices, Inc. (“General Devices”), a publicly traded company, paid an administrative fee of $4,000 per month for management services performed by the Company. These services included corporate governance, financial management and internal accounting services. The management fee was recorded as revenue until the second quarter of 2005 when the Company began consolidating General Devices in the financial statements. From April of 2005 to October of 2005, the monthly management fee was eliminated during consolidation. The Company sold its interest in General Devices in October 2005 and no longer collects any fees from it.

NOTE I - Legal Proceedings

Texas American Petrochemicals, Inc. (“TAPI”)

By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. (“TAPI”), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,593.92 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. The Company has been advised by its environmental counsel that it has good legal arguments to support its position and that it should not be subject to liability for the remediation costs of the site, however no assurances can be made as to the outcome of this matter.

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

Results of Operations

The Company had a net loss of $158,000 or $.05 basic and diluted loss per share, for the three months ended June 30, 2006 compared to a net loss of $275,000, or $.10 basic and diluted loss per share for the comparable quarter in 2005. For the six months ended June 30, 2006, the net loss was $323,000 or $.12 basic and diluted loss per share, compared to a loss of $246,000 or $.09 basic and diluted loss per share for the comparable period in 2005. As discussed in the Revenue and Expenses sections below, the changes in the net loss were mainly the result of increased business development expenses offset by increased interest revenue and seminar fees during the periods.

Revenue

Seminar fees based on seminars held by The Academy for Teaching and Leadership, Inc. (“The Academy”) increased to $116,000 and $167,000 for the three and six months ended June 30, 2006, respectively compared to $28,000 for both the three and six months ended June 30, 2005. The Company recognizes seminar revenue when the services are provided.

Interest income increased to $147,000 and $288,000 for the three and six months ended June 30, 2006, respectively, from $94,000 and $176,000 for the three and six months ended June 30, 2005, respectively. These increases resulted principally from higher yields on invested balances.

Net investing gains (losses) were $5,000 and ($11,000) for the three and six months ended June 30, 2006, respectively. Realized gains were $12,000 and $24,000 offset by unrealized losses of $7,000 and $33,000 for the three and six months ended June 30, 2006, respectively. Net investing losses were $83,000 and $30,000 for the three and six months ended June 30, 2005, respectively. Realized gains (losses) were ($25,000) and $123,000 offset by unrealized losses of $58,000 and $153,000 for the three and six months ended June 30, 2005, respectively. These net investing gains and losses are the result of changes in the fair value of portfolio positions.

Other income decreased to $11,000 and $27,000 for the three and six months ended June 30, 2006 compared to $24,000 and $182,000 for the same periods in 2005 caused primarily by the end of an agreement requiring the payment of $10,000 a month in fees related to the sale of TR Winston and the decrease in administrative fees paid by an un-affiliated company, which fluctuate based on performance.

Expenses

General and administrative expenses increased to $474,000 and $874,000 for the three and six months ended June 30, 2006 from $343,000 and $617,000 for the same periods in 2005, due principally to personnel expenses at Kent International as a result of the inclusion of the President’s salary and an increase in business development activities at Kent International.

Liquidity and Capital Resources

At June 30, 2006, the Company had consolidated cash and cash equivalents of approximately $1.3 million. Cash equivalents consisted of U.S. treasury bills with original maturities of three months or less with an average yield of 4.816%. The Company also had short-term investments, consisting of U.S. treasury bills with original maturities of six months of $12.1 million with yields ranging between 4.918% and 5.239%, and marketable securities owned valued at approximately $106,000 at June 30, 2006.

Net cash used in operations was $458,000 in the six months ended June 30, 2006, compared to net cash provided by operations of $670,000 in the comparable period of 2005. The primary reasons for the cash used in 2006 was the net loss of $323,000, an adjustment for interest earned on short-term investments but not yet received of $14,000, the minority interest in subsidiaries losses of $59,000 and the increase in accounts payable and accrued expenses of $18,000, and the increase in accounts receivable and other assets offset by an adjustment for unrealized losses on securities owned of $35,000. Unrealized losses are included in financial results, but do not effect cash flows. For the period ended June 30, 2005, a decrease in securities owned of $624,000, combined with the increase in other assets of $129,000 and the increase in accounts payable and accrued expenses of $113,000 offset by the loss of $246,000 were the primary reasons for the cash provided by operations.

The Company used $60,000 for investing activities during the period ended June 30, 2006 for the purchase of short-term investments of $12 million and the purchase of additional shares of Kent International of $192,000 offset by the sales and maturities of short-term investments of $12.2 million. During the period ended June 30, 2005, cash provided by investing activities of $124,000 was a result of cash acquired through the initial consolidations of The Academy and General Devices of $50,000 and $74,000.

Net cash used in financing activities for the repurchase of the Company’s common stock, was $73,000 and $82,000 in the periods ended June 30, 2006 and 2005, respectively. In the period ended June 30, 2005, $851,000 was used for the payment of a cash dividend that was declared in March 2005 and paid in April 2005.

The Company believes that its cash and cash equivalents are sufficient to fund operations for at least the next twelve months, including the cost of acquiring operating businesses, or making additional investments.

Other Disclosures - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services. These services include, among other things, the preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations. This arrangement may be terminated at will by either party. The monthly management fee revenue is eliminated during consolidation. Asset Value Fund L.P. (“AVF”) is the beneficial owner of approximately 53.22% of the Kent International’s outstanding Common Stock at June 30, 2006. The sole partner of AVF is Asset Value Management, Inc. (“AVM”), a Delaware Corporation and wholly-owned subsidiary of the Company. Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 54.93% of the Company’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

On May 1, 2006, the Company entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of the Company and Kent International for an initial two-year term at an annual salary of $140,000. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of the Company and Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $15,879 and $35,285 in the three and six months ended June 30, 2006 and $16,921 and $36,623 in the three and six months ended June 30, 2005, respectively. Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

Until October of 2005, General Devices, Inc. (“General Devices”), a publicly traded company, paid an administrative fee of $4,000 per month for management services performed by the Company. These services included corporate governance, financial management and internal accounting services. The management fee was recorded as revenue until the second quarter of 2005 when the Company began consolidating General Devices in the financial statements. From April of 2005 to October of 2005, the monthly management fee was eliminated during consolidation. The Company sold its interest in General Devices in October 2005 and no longer collects any fees from it.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. -	Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404.

PART II -	OTHER INFORMATION
ITEM 1. -	Legal Proceedings

Texas American Petrochemicals, Inc. (“TAPI”)

By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. (“TAPI”), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,593.92 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. The Company has been advised by its environmental counsel that it has good legal arguments to support its position and that it should not be subject to liability for the remediation costs of the site, however no assurances can be made as to the outcome of this matter.

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. No shares were repurchased during the three months ending June 30, 2006. As of June 30, 2006, 91,290 shares under this plan have been repurchased, canceled and returned to the status of authorized but unissued shares.

ITEM 3. -	Defaults Upon Senior Securities

None.

ITEM 4. -	Submission of Matters to a Vote of Security Holders

None.

ITEM 5. -	Other Information

None.

ITEM 6. -	Exhibits

(a)	Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorpora-tion. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated December 31, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

10.2	Employment Agreement dated May 1, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc., Form 10-KSB for the fiscal year ended December 31, 2002
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: August 11, 2006	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer, and officer duly authorized to sign on behalf of the small business issuer)