Form 10QSB
period 2006-09-30
KENT FINANCIAL SERVICES INC
filed 2006-10-30
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________.

Commission File No.: 1-7986

Kent Financial Services, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	75-1695953
(State or other jurisdiction of ncorporation or organization)	(I.R.S. Employer dentification No.)

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
Yes  ☐      No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 30, 2006, the issuer had 2,799,888 shares of its common stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐ No ☒

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-QSB
For The Quarterly Period Ended September 30, 2006

PART I -	FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2006
(UNAUDITED)
($000 Omitted, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$535
Short-term investments	12,700
Securities owned	118
Accounts receivable	101
Other current assets	53

Total current assets	13,507

Property and equipment:
Office furniture and equipment, net of accumulated depreciation of $5	2

Goodwill	90

Total assets	$13,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,042

Minority interest in subsidiaries	5,228

Stockholders' equity:	-
Preferred stock without par value; 500,000 shares authorized; none outstanding
Common stock, $.10 par value; 4,000,000 shares authorized; 2,800,000 shares issued and outstanding	280
Additional paid-in capital	12,397
Accumulated deficit	(5,348)

Total stockholders' equity	7,329

Total liabilities and stockholders' equity	$13,599

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
($000 Omitted, except per share data)

	Three Months Ended September 30,
	2006	2005
Revenues:
Seminar fees	$108	$29
Interest and dividends	165	102
Investing gains (losses)	11	(125)
Sale of patent rights by subsidiary	50
Other income	13	47

Total revenues	347	53

Expenses:
General and administrative	488	244

Loss before income taxes and minority interest	(141)	(191)
Provision for income taxes	1	-

Loss before minority interest	(142)	(191)
Minority interest in subsidiaries losses	16	10

Net loss	$(126)	$(181)

Basic and diluted net loss per common share	$(0.04)	$(0.06)

Weighted average number of common shares outstanding (in 000's)	2,801	2,817

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
($000 Omitted, except per share data)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Seminar fees	$275	$57
Management fee income		12
Interest and dividends	453	278
Investing losses		(155)
Sale of patent rights by subsidiary	50
Other income	40	229

Total revenues	818	421

Expenses:
General and administrative	1,361	861

Loss before income taxes, minority interest and extraordinary item	(543)	(440)
Provision for income taxes	8	22
Loss before minority interest and extraordinary item	(551)	(462)
Minority interest in subsidiaries losses	75	35

Loss before extraordinary item	(476)	(427)
Extraordinary gain due to purchase of subsidiary stock	28	-

Net loss	$(448)	$(427)

Basic and diluted net loss per common share:
Loss per share before extraordinary item	$(0.17)	$(0.15)
Extraordinary gain	0.01	-

Net loss per share	$(0.16)	$(0.15)

Weighted average number of common shares outstanding (in 000's)	2,803	2,830

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
($000 Omitted)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(448)	$(427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2	1
Unrealized losses on securities owned	23	198
Interest receivable on short-term investments	(154)
Stock-based compensation expense	27
Extraordinary gain on purchase of stock of subsidiary	(28)
Minority interest in subsidiaries losses	(75)	(35)
Change in securities owned		624
Change in accounts receivable and other assets	(121)	141
Change in accounts payable and accrued expenses	14	85

Net cash provided by (used in) operating activities	(760)	587

Cash flows from investing activities:
Purchase of stock of subsidiary	(192)
Purchase of short-term investments	(12,601)
Maturity of short-term investments	12,278
Cash acquired through consolidation of:
The Academy for Teaching and Leadership, Inc.		50
General Devices		74

Net cash provided by (used in) investing activities	(515)	124

Cash flows from financing activities:
Dividends paid		(851)
Repurchase of common stock	(80)	(82)

Net cash used in financing activities	(80)	(933)

Net decrease in cash and cash equivalents	(1,355)	(222)
Cash and cash equivalents at beginning of period	1,890	14,156

Cash and cash equivalents at end of period	$535	$13,934

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$8	$11

See accompanying notes to condensed consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending September 30, 2006 and 2005
(UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Business and Segment Information

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”). The Company has determined that its operations can be segregated into two principal operating segments which are business development activities and education services. We define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chairman in deciding how to allocate resources and in assessing performance.

Kent International is a publicly traded company currently seeking to redeploy its assets into an operating business. The Company owned approximately 53.22% of Kent International at September 30, 2006. All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States treasury bills. Kent International is consolidated in the accompanying financial statements and its activity is reported in the business development activities segment.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the three and nine months ended September 30, 2006 and 2005:

	Buisness Development Activities	Educational Services	All Other Operations	Eliminations	Consolidated Totals
Three Months Ended Sept. 30, 2006
Revenues from external customers		$108	$5		$113
Management fees			63	$(63)
Interest revenue	$137	3	25		165
Investing gains			11		11
Other Income	50		8		58

Total revenues	187	111	112	(63)	347

General and administrative expenses	(205)	(130)	(216)	63	(488)
Income tax expense			(1)		(1)
Minority interest	9	7			16

Net loss by segment	$(9)	$(12)	$(105)	-	$(126)

Nine Months Ended September 30, 2006
Revenues from external customers		$275	$32		$307
Management fees			189	$(189)
Interest revenue	$373	7	73		453
Other Income	50		8		58

Total revenues	423	282	302	(189)	818

General and administrative expenses	(605)	(252)	(693)	189	(1,361)
Income tax expense	(1)	(1)	(6)		(8)
Minority interest	87	(12)			75
Extraordinary gain			28		28

Net income (loss) by segment	$(96)	$17	$(369)	-	$(448)

As of September 30, 2006
Total assets by segment	$11,008	$439	$2,152	-	$13,599

	Business Development Activites	Educational Services	All Other Operations	Eliminations	Consolidated Totals
Three Months Ended September 30, 2005
Revenues from external customers		$29	$47		$76
Management fees			45	$(45)	-
Interest revenue	$93	2	7		102
Investing losses			(125)		(125)

Total revenues	93	31	(26)	(45)	53

General and administrative expenses	(82)	(39)	(168)	45	(244)
Minority interest	(5)	3	12		10

Net income (loss) by segment	$6	$(5)	$(182)	-	$(181)

Nine Months Ended September 30, 2005
Revenues from external customers		$57	$229		$286
Management fees			147	$(135)	12
Interest revenue	$234	5	39		278
Investing losses			(155)		(155)

Total revenues	234	62	260	(135)	421

General and administrative expenses	(262)	(83)	(651)	135	(861)
Income tax expense	(1)		(21)		(22)
Minority interest	15	8	12		35

Net loss by segment	$(14)	$(13)	$(400)	-	$(427)

As of September 30, 2005
Total assets by segment	$11,334	$419	$2,700	-	$14,453

NOTE C - Securities Owned

Securities owned as of September 30, 2006, comprised mainly of portfolio positions (equity securities) held for capital appreciation, consisted of the following:

	Fair Value	% Owned
	(in $000’s)

Golf Rounds.com, Inc. (193,800 shares)	$116	5.6%
All other portfolio positions	2

Total securities owned	$118

The Company’s securities are valued at fair value. Fair value is ordinarily the listed market price of the stock. If listed market prices are not indicative of fair value or if liquidating the Company’s position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies. Based on the criteria described above, securities owned at September 30, 2006 were valued at listed market prices for all but one position; securities owned of GolfRounds.com, Inc. were discounted 20% or approximately $29,000 from listed market prices.

Net investing gains were $11,000 for the three months ended September 30, 2006. Net unrealized gains (losses) on securities owned were approximately $11,000 and ($23,000) for the three and nine months ended September 30, 2006, respectively. The Company did not realize gains or losses on securities transactions during the three month period ended September 30, 2006; however, realized gains on securities transactions were approximately $23,000 for the nine months ended September 30, 2006.

Net investing losses were $125,000 and $155,000 for the three and nine months ended September 30, 2005. Net unrealized losses on securities owned were approximately $125,000 and $278,000 for the three and nine months ended September 30, 2005, respectively. The Company did not realize gains or losses on securities transactions during the three month period ended September 30, 2005; however, realized gains on securities transactions were approximately $123,000 for the nine months ended September 30, 2005.

NOTE D - Capital Stock Activity

Dividends

No dividends were declared or paid during the nine months ended September 30, 2006.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. This program has no expiration date. During the quarter ended September 30, 2006, 3,084 shares were acquired resulting in 105,626 shares remaining authorized for repurchase under the program. All shares repurchased under this plan have been cancelled and returned to the status of authorized but unissued shares.

NOTE E - Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. The Company had 300,000 common stock options outstanding at September 30, 2006 and none outstanding at September 30, 2005. Because the Company had losses in the three and nine months ended September 30, 2006, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE F - Stock Option Plans

The Company has issued certain common stock options to its President. At September 30, 2006, the Company had 300,000 common stock options outstanding.

Until December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its common stock options. Accordingly, no compensation cost had been recognized related to common stock options issued. There were no common stock options issued or outstanding as of and for the three and nine months ended September 30, 2005.

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment,” (“SFAS 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006. As a result, the Company recorded approximately $9,000 and $27,000 in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively.

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

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants. At September 30, 2006, Kent International had 294,149 common stock options outstanding. Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

Until December 31, 2005, Kent International applied APB 25 and related interpretations in accounting for its options. Accordingly, no compensation cost had been recognized for common stock options issued. In January 2006, Kent International adopted SFAS 123(R). As all outstanding common stock options were fully vested prior to January 1, 2006, no compensation expense was recognized in the financial statements in the nine months ended September 30, 2006.

NOTE G - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services. These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations. This arrangement may be terminated at will by either party. The monthly management fee revenue and offsetting expense is eliminated during consolidation. The Company is the beneficial owner of approximately 53.22% of Kent International’s outstanding Common Stock at September 30, 2006. Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.38% of the Company’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

On May 1, 2006, the Company entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of the Company and Kent International for an initial two-year term at an annual salary of $140,000. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of the Company and Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $22,336 and $57,621 in the three and nine months ended September 30, 2006 and $16,525 and $49,032 in the three and nine months ended September 30, 2005, respectively. Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

NOTE H - Legal Proceedings

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

NOTE I - Dissolution of Subsidiaries

In August 2006, the Company effectuated the dissolution of four wholly owned subsidiaries, Asset Value Fund Limited Partnership, Asset Value Management, Inc., Asset Value Holdings, Inc., and Kent Advisors Corp. in order to reduce state income tax liabilities. Ownership of the assets of these subsidiaries, specifically cash and equivalents, short term investments and marketable securities, was transferred to the Company.

NOTE J - Net Operating Loss Carryforwards

As of December 31, 2005, the Company had approximately $7 million of net operating loss carryforwards (“NOL”) for income tax purposes. In addition, Kent International had approximately $84 million of NOL and $2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL’s and tax credit carryforwards expire in various years from 2006 through 2025. The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax assets as of December 31, 2005 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE K - New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation.

This interpretation is effective for fiscal years beginning after December 15, 2006, although earlier implementation is encouraged. Implementation of this interpretation is not expected to have an impact on the Company’s financial statements.

Item 2. -	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, of Kent Financial Services, Inc. (“Kent” or the “Company”) as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Results of Operations

The Company had a net loss of $126,000 or $.04 basic and diluted loss per share, for the three months ended September 30, 2006 compared to a net loss of $181,000, or $.06 basic and diluted loss per share for the comparable quarter in 2005. For the nine months ended September 30, 2006, the net loss was $448,000 or $.16 basic and diluted loss per share, compared to a loss of $427,000 or $.15 basic and diluted loss per share for the comparable period in 2005. As discussed in the Revenue and Expenses sections below, the changes in the net loss were mainly the result of increased business development expenses offset by increased interest revenue, seminar fees and the one-time sale of pharmaceutical patents by a subsidiary during the periods.

Revenue

Seminar fees based on seminars held by The Academy increased to $108,000 and $275,000 for the three and nine months ended September 30, 2006, respectively compared to $29,000 and $57,000 for the three and nine months ended September 30, 2005, respectively. The Company recognizes seminar revenue when the services are provided.

Interest income increased to $165,000 and $453,000 for the three and nine months ended September 30, 2006, respectively, from $102,000 and $278,000 for the three and nine months ended September 30, 2005, respectively. These increases resulted principally from higher yields on invested balances.

Net investing gains were $11,000 for the three months ended September 30, 2006. Net unrealized gains (losses) on securities owned were approximately $11,000 and ($23,000) for the three and nine months ended September 30, 2006, respectively. The Company did not realize gains or losses on securities transactions during the three month periods ended September 30, 2006 and 2005; however, realized gains on securities transactions were approximately $123,000 and $23,000 for the nine months ended September 30, 2006 and 2005, respectively. Net investing losses were $125,000 and $155,000 for the three and nine months ended September 30, 2005, respectively. Net unrealized losses on securities owned were approximately $125,000 and $278,000 for the three and nine months ended September 30, 2005, respectively.

Other income increased to $55,000 for the three month period ended September 30, 2006 compared to $47,000 for the same period in 2005. Other income for the three month period ended September 30, 2006 was primarily related to the one time sale of certain of Kent International’s pharmaceutical patent rights to Accuthera, Inc., a Colorado corporation, for $50,000 in September 2006. These patents were previously recorded on the Company’s books at a zero carrying value. For the nine months ended September 30, 2006, other income decreased to $82,000 from $229,000 for the nine months ended September 30, 2005 caused primarily by the termination of an agreement requiring the payment of $10,000 a month in fees related to the sale of TR Winston and the decrease in administrative fees paid by an un-affiliated investment company, which fluctuate based on performance.

Expenses

General and administrative expenses increased to $488,000 and $1,361,000 for the three and nine months ended September 30, 2006, respectively, from $244,000 and $861,000 for the same periods in 2005, respectively, due principally to personnel expenses at Kent International as a result of the inclusion of the President’s salary and an increase in business development activities at Kent International.

Liquidity and Capital Resources

At September 30, 2006, the Company had consolidated cash and cash equivalents of approximately $535,000. Cash equivalents consisted of U.S. treasury bills with original maturities of three months or less with a yield of 5.05%. The Company also had short-term investments, consisting of U.S. treasury bills with original maturities of six months of $12.7 million with yields ranging between 5.08% and 5.22%, and marketable securities owned valued at approximately $118,000 at September 30, 2006.

Net cash used in operations was $760,000 in the nine months ended September 30, 2006, compared to net cash provided by operations of $587,000 in the comparable period of 2005. Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities. The change in net cash used in operations for the nine months ended September 30, 2006 from net cash provided by operations in the comparable period in 2005 resulted from increased expenses in 2006 for personnel expenses and business development activities as discussed above combined with the sale of marketable securities in 2005 that offset operating expenses. If the sale of marketable securities were deducted from net cash provided by operations for the nine months ended September 30, 2005, the net result would be $37,000 net cash used in operations.

The Company used $515,000 for investing activities during the period ended September 30, 2006 for the purchase of short-term investments of $12.6 million and the purchase of additional shares of Kent International of $192,000 offset by the sales and maturities of short-term investments of $12.3 million. During the period ended September 30, 2005, cash provided by investing activities of $124,000 was a result of cash acquired through the initial consolidations of The Academy and General Devices of $50,000 and $74,000, respectively.

Net cash used in financing activities for the repurchase of the Company’s common stock, was $80,000 and $82,000 in the periods ended September 30, 2006 and 2005, respectively. In the period ended September 30, 2005, $851,000 was used for the payment of a cash dividend that was declared in March 2005 and paid in April 2005.

The Company believes that its cash and cash equivalents are sufficient to fund operations for at least the next twelve months, including the cost of acquiring operating businesses or making additional investments.

Other Disclosures - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services. These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations. This arrangement may be terminated at will by either party. The monthly management fee revenue and offsetting expense is eliminated during consolidation. The Company is the beneficial owner of approximately 53.22% of Kent International’s outstanding Common Stock at September 30, 2006. Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.38% of the Company’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

On May 1, 2006, the Company entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of the Company and Kent International for an initial two-year term at an annual salary of $140,000. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of the Company and Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $22,336 and $57,621 in the three and nine months ended September 30, 2006 and $16,525 and $49,032 in the three and nine months ended September 30, 2005, respectively. Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

Other Disclosures - Dissolution of Subsidiaries

In August 2006, the Company effectuated the dissolution of four wholly owned subsidiaries, Asset Value Fund Limited Partnership, Asset Value Management, Inc., Asset Value Holdings, Inc., and Kent Advisors Corp. in order to reduce state income tax liabilities. Ownership of the assets of these subsidiaries, specifically cash and equivalents, short term investments and marketable securities, was transferred to the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. -	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2007, the system and process documentation and evaluation needed to comply with Section 404.

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

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

Small Business Issuer Purchases of Equity Securities (1)
Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	152	$ 2.27	152	108,558
August 1, 2006 - August 31, 2006	2,932	2.22	2,932	105,626
September 1, 2006 - September 30, 2006	-	-	-	105,626
Total	3,084	$ 2.22	3,084	105,626

(1)	In August 2004, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 200,000 shares of its common stock. This program has no expiration date.

ITEM 3. -	Defaults Upon Senior Securities

None.

ITEM 4. -	Submission of Matters to a Vote of Security Holders

None.

ITEM 5. -	Other Information

None.

ITEM 6. -	Exhibits

(a)	Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorpora-tion. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated December 31, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

10.2	Employment Agreement dated May 1, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc., Form 10-KSB for the fiscal year ended December 31, 2002
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: October 30, 2006	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer, and officer duly authorized to sign on behalf of the small business issuer)