Form 10KSB
period 2006-12-31
KENT FINANCIAL SERVICES INC
filed 2007-03-30
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
MARK ONE:
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________.

Commission file number 1-7986

KENT FINANCIAL SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

376 Main Street, P.O. Box 74, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (908) 234-0078

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None

Common Stock, par value $.10 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2006 were approximately $1,135,000.

The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing sale price on the Nasdaq SmallCap Market as of February 28, 2007, was approximately $3.2 million. At February 28, 2007, there were 2,799,680 shares of common stock outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I

Item 1.	DESCRIPTION OF BUSINESS

Kent Financial Services, Inc.’s (“Kent” or the “Company”) business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”). Kent was formed in 1980 as a Delaware corporation and reincorporated in Nevada in 2006 by a merger into a newly formed, wholly owned Nevada subsidiary with the same name that was the surviving corporation of the merger.

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. For a discussion of certain factors that may affect the outcome projected in such statements, see Item 6 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Annual Report, as well as factors noted in the balance of this Item 1 (“Description of Business”). Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgment as of the date of the filing of this Annual Report. However, the Company disclaims any intent or obligation to update these forward-looking statements.

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business. The Company owned approximately 53.22% of Kent International at December 31, 2006. All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.

In November 2005, Kent International hired Dr. Qun Yi Zheng as its President. Dr. Zheng also became the President of the Company at the same time. Under Dr. Zheng, Kent International intends to pursue business opportunities in China and the United States. Kent International may consider potential opportunities in a number of areas including, but not limited to, outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and the United States and import/export distribution contracts.

Additionally, Kent International is developing a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China. Membership to the site will be free, thus, any potential revenues will be derived from advertisements placed on the site by third parties. The site will provide users with access to other users’ personal profiles and enable the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal. Chinauspals.com will also feature user generated discussion forums and the ability to view content in both English and Simplified Chinese. A beta version of the site was launched in February 2007 and a fully operational version is expected to be launched by July 2007; however, possible technical, political and personnel issues may lead to delays beyond July 2007.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages. As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Kent Educational

Kent Educational is a wholly owned subsidiary of Kent that has a 60% controlling interest in The Academy for Teaching and Leadership, Inc., a Delaware corporation (“The Academy”). The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, offers educators high quality programs designed to dramatically improve themselves, their students and their schools. The Academy brings together educators from school districts to engage in quality programs related to curriculum, assessment, and instructional strategies that have the potential to assist them in their own development as well as to enhance the learning of their students. Similarly, it offers administrators the latest programs in leadership practices that can support their school district’s goals and give them the skills to achieve their specific objectives.

Academy programs for school leaders include “Solutions for Superintendents”, “Strategies for School Leaders”, “Effective Presentation Skills”, “Leading and Coaching in a Complex Environment”. Programs designed for educators include “Coaching the Literacy Coach”, “Differentiating the Curriculum”, “Classroom Management for the Elementary and Middle School Teacher” and “Designing and Delivering Effective Instruction”.

Risk Factors Related to the Company

The Company’s business success is wholly dependent on the success of Kent International and Kent Educational.

Kent’s business is comprised entirely of the management of Kent International and Kent Educational. Accordingly, any risks affecting those companies constitute risks to Kent at the same time.

The Company could be exposed to environmental liabilities of a subsidiary.

As described in Item 3 (“Legal Proceedings”), a wholly owned subsidiary of Kent without assets is subject to a potential significant environmental claim of approximately $2.5 million. Due to the corporate separateness, Kent should not be exposed to its subsidiary’s environmental liabilities. However, no assurance can be given that a court would not pierce the corporate veil and declare Kent liable jointly with the subsidiary.

Risk Factors Related to Kent International

For a discussion of Kent International’s risk factors, please refer to Kent International’s annual report for the year ended December 31, 2006 filed on form 10-KSB under SEC file no. 000-20726.

Risk Factors Related to Kent Educational

The Academy is in its early stages of operations.

In 2006, its second year of operations, The Academy had revenues of approximately $388,000 and net income of approximately $74,000. The Company anticipates continued revenue growth at The Academy; however, there can be no assurance of its growth or profitability.

The educational services sector in New Jersey is highly competitive.

The Academy operates in a highly fragmented market with numerous small service providers and no dominant competition. There can be no assurance that The Academy will maintain or improve its competitive position or that no single competitor or group of competitors will dominate the market in the future.

The resources allocated for educational purposes are unforeseeable.

The allocation of resources for educational purposes is currently under great scrutiny in New Jersey. Funding for public schools in New Jersey comes from either State aid or local property taxes. Although property taxes have increased rapidly in New Jersey over the last seven years, this has not resulted in additional educational expenditures, because the State of New Jersey has at the same time reduced its aid allocated to public schools. It is impossible to foresee the future developments of property taxes and educational State aids. As public schools in New Jersey are currently our primary customer, our revenue growth is restricted by any limitation on these resources.

Employees

As of February 28, 2007, the Company and its subsidiaries had six employees. These employees devote such time to the Company as required; however, they are not full-time employees of the Company.

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

The Company held its Annual Meeting of Stockholders on December 4, 2006. Management's nominees, Paul O. Koether, William Mahomes, Jr., Casey K. Tjang and M. Michael Witte, were elected to the Board of Directors.

The following is the vote tabulation for all nominees:

	FOR	AGAINST	WITHHELD	ABSTENTIONS AND BROKER NONVOTES

Paul O. Koether	1,552,484	-	-	-
William Mahomes, Jr.	1,552,484	-	-	-
Casey K. Tjang	1,552,484	-	-	-
M. Michael Witte	1,552,484	-	-	-

The shareholders also voted to approve the reincorporation by merger into a newly formed, wholly owned Nevada subsidiary that would survive the merger. The merger changed the state of incorporation from Delaware to Nevada. The following is the vote tabulation for the approval:

FOR	AGAINST	WITHHELD

1,552,484	-	-

Additionally, the shareholders voted to approve the appointment of Paritz & Company, P.A. as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The following is the vote tabulation for the approval:

FOR	AGAINST	WITHHELD

1,552,484	-	-

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders of Record

As of February 28, 2007, the Company had 1,533 stockholders of record of its common stock. The closing price of the common stock was $2.61 on February 28, 2007.

Market Information

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

	High	Low
Calendar Quarter:

2006

First Quarter	$2.67	$2.32
Second Quarter	2.64	2.25
Third Quarter	2.29	2.16
Fourth Quarter	2.49	2.18

2005

First Quarter	$3.57	$2.45
Second Quarter	2.85	2.17
Third Quarter	2.73	2.21
Fourth Quarter	2.47	2.17

Dividends

On March 10, 2005 the Company declared a special dividend of $.30 per share. The record date for the special dividend was March 21, 2005 and the distribution date was April 5, 2005. The Company did not pay any dividends in 2006.

Equity Compensation Plan Information

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent. The Board of Directors also approved the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, a total of 400,000 shares of common stock are available for issuance to key employees, including officers of the Company or any of its subsidiaries. In November 2005, 300,000 common stock options were issued to Dr. Qun Yi Zheng, the Company’s President.

The following table provides a summary of the securities authorized for issuance under equity compensation plans, the weighted average price and number of securities remaining available for issuance, at December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

2005 Stock Option Plan	300,000	$3.00	100,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	300,000	$3.00	100,000

Repurchase Plans

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 - October 31, 2006	112	$ 2.24	112	105,514
November 1, 2006 - November 30, 2006	4	2.27	4	105,510
December 1, 2006 - December 31, 2006	92	2.30	92	105,418
Total	208	$ 2.27	208	105,418

(1)	In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. This plan has no expiration date.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected and include, but are not limited to, the risks discussed below, the risks discussed in the section of this Form 10-KSB entitled “Description of Business” and risks discussed elsewhere in this Form 10-KSB. The Company expressly disclaims any obligation or undertaking to update these statements in the future.

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”).

Kent International

Kent owns approximately 53.22% of Kent International. Kent International is included in the Company’s consolidated results. In November 2005, Kent International hired Dr. Qun Yi Zheng as its President. Under Dr. Zheng, Kent International intends to pursue business opportunities in China and the United States. Kent International may consider potential opportunities in a number of areas including, but not limited to, outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and the United States and import/export distribution contracts.

Additionally, Kent International is developing a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China. Membership to the site will be free, thus, any potential revenues will be derived from advertisements placed on the site by third parties. The site will provide users with access to other users’ personal profiles and enable the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal. Chinauspals.com will also feature user generated discussion forums and the ability to view content in both English and Simplified Chinese. A beta version of the site was launched in February 2007 and a fully operational version is expected to be launched by July 2007; however, possible technical, political and personnel issues may lead to delays beyond July 2007.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages. As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Kent Educational

Kent Educational, a wholly owned subsidiary of Kent has a 60% controlling interest in The Academy for Teaching and Leadership, Inc., (“The Academy”). The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, offers educators high quality programs designed to dramatically improve themselves, their students and their schools. The Academy brings together educators from school districts to engage in quality programs related to curriculum, assessment, and instructional strategies that have the potential to assist them in their own development as well as to enhance the learning of their students. Similarly, it offers administrators the latest programs in leadership practices that can support their school district’s goals and give them the skills to achieve their specific objectives. Kent Educational and The Academy are consolidated in the accompanying financial statements. In 2006, its second year of operations, The Academy had revenues of approximately $388,000 and net income of approximately $74,000. The Company anticipates continued revenue growth at The Academy; however, there can be no assurance of its growth or profitability.

Results of Operations

The Company had a consolidated net loss of $546,000, ($.19 basic and fully diluted loss per share) in 2006, compared to a consolidated net loss of $181,000 ($.06 basic and fully diluted loss per share) in 2005. The increased net loss is due primarily to increased business development and personnel expenses at the Kent International subsidiary. Also, the Company had a one-time gain of $301,000 from the sale of its interest in General Devices, Inc. in 2005. Accordingly, results for 2006 and 2005 may not be comparable nor are they necessarily indicative of future results.

Revenues

Seminar fees based on seminars held by The Academy increased to $378,000 for the year ended December 31, 2006, compared to $61,000 for the year ended December 31, 2005. This increase is a result of an increase in marketing efforts and name recognition during The Academy’s second year of operations. The Company recognizes seminar revenue when the services are provided.

Interest income was $619,000 and $403,000 in 2006 and 2005, respectively, an increase of $216,000 due to higher yields on invested balances.

Net investing gains were $28,000 in 2006, compared to net investing losses of $148,000 in 2005. Realized gains decreased from $104,000 in 2005 to $24,000 in 2006; however, unrealized portfolio losses of approximately $252,000 in 2005 reversed by approximately $4,000 for the net investing gain. The Company also recorded a gain on the sale of General Devices of $301,000 during 2005 with no comparable transaction in 2006.

For the year ended December 31, 2006, other income decreased to $110,000 from $265,000 for the year ended December 31, 2005 caused primarily by the termination of the consulting and advisory agreement requiring the payment of $10,000 a month in fees to the Company entered into in connection with the sale of our previously wholly owned subsidiary T.R. Winston & Company, Inc. in 2003 and 2004, and the decrease in administrative fees paid to us by an un-affiliated investment company, which fluctuate based on performance. The largest concentration of other income for the year ended December 31, 2006 was related to the one time sale of certain of Kent International’s pharmaceutical patent rights to Accuthera, Inc., a Colorado corporation, for $50,000 in September 2006. These patents were previously recorded on the Company’s books at a zero carrying value.

Expenses

General and administrative expenses increased to approximately $1,766,000 for the year ended December 31, 2006, from approximately $1,169,000 for 2005, due principally to an increase of $175,000 in personnel expenses at Kent International as a result of the inclusion of the President’s salary and an increase in business development activities at Kent International. Additionally, The Academy’s expenses increased from $127,000 in 2005 to $306,000 for 2006 in line with its increased revenue production.

Other

In 2006, the Company acquired 69,834 additional shares of Kent International (then known as Cortech, Inc.) in open market transactions for approximately $192,000 recording an extraordinary gain of approximately $28,000, as the amount paid for the shares was less than the fair value of the net assets recorded. The Company purchased 30,166 shares of Cortech in 2005, in open market transactions, for a total purchase price of $81,000, and recorded an extraordinary gain in connection with these purchases of approximately $13,000.

Liquidity and Capital Resources

At December 31, 2006, the Company had cash and cash equivalents of $167,000. Cash and cash equivalents consist of cash held in banks and brokerage firms. The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of $12.9 million at December 31, 2006 with yields ranging from 5.04% to 5.17%. Working capital at December 31, 2006 was approximately $12.9 million. Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $757,000 for the year ended December 31, 2006, compared to net cash provided by operations of $526,000 for 2005. Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities. The change in net cash used in operations for the year ended December 31, 2006 from net cash provided by operations for the comparable period in 2005 resulted from increased expenses in 2006 for personnel expenses and business development activities as discussed above combined with the sale of marketable securities in 2005 that offset operating expenses. If the sale of marketable securities were deducted from net cash provided by operations for the year ended December 31, 2005, the net result would be $199,000 net cash used in operations.

The Company used $886,000 for investing activities during the year ended December 31, 2006 for the purchase of short-term investments of $24.3 million and the purchase of additional shares of Kent International of $192,000 offset by the sales and maturities of short-term investments of $23.6 million. During the year ended December 31, 2005, cash used for investing activities of $11.8 million was a result of the purchase of short-term investments of $12.2 million offset by cash acquired through the initial consolidation of The Academy of $50,000 and proceeds from the sale of General Devices of $343,000.

Net cash used in financing activities for the repurchase of the Company’s common stock, was $80,000 and $110,000 in the years ended December 31, 2006 and 2005, respectively. In the year ended December 31, 2005, $852,000 was used for the payment of a cash dividend that was declared in March 2005 and paid in April 2005.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has identified revenue recognition and the valuation of securities owned and non-readily marketable securities as critical accounting estimates. These estimates, which are particularly susceptible to change, include the assumptions used in determining the fair value of these securities.

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

The standard is effective for fiscal years beginning after December 15, 2006, although earlier implementation is encouraged. Implementation of this standard is not expected to have an impact on the Company’s financial statements until such time as Kent International develops or acquires a profitable operating business.

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

The fair value of securities owned at December 31, 2006 was approximately $149,000. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $14,900 loss as of December 31, 2006. For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its brokerage accounts which are classified as cash equivalents in the consolidated financial statements.

Item 7.	FINANCIAL STATEMENTS

The financial statements filed herein are listed below:

Reports of Independent Registered Public Accounting Firms

Financial Statements:

Consolidated Balance Sheet as of December 31, 2006

Consolidated Statements of Operations for the Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years ended December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Paritz & Company, P.A.

March 27, 2007
Hackensack, New Jersey

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent Financial Services, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Kent Financial Services, Inc. and subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kent Financial Services, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia, P.C.

March 9, 2006
Edison, New Jersey

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of December 31, 2006
(in thousands, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$167
Short-term investments	12,900
Marketable securities	149
Accounts receivable	75
Prepaid expenses	26
Other current assets	7

Total current assets	13,324

Property and equipment, net of accumulated depreciation of $6	35

Goodwill	90

Other assets	56

Total assets	$13,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$365
Deferred revenue	23

Total current liabilities	388

Noncurrent liabilities:
Accrued post employment obligations	644

Minority interest in subsidiaries	5,233

Stockholders' equity:
Preferred stock without par value; 500,000 shares authorized; none outstanding	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,799,792 shares issued and outstanding	280
Additional paid-in capital	12,406
Accumulated deficit	(5,446)

Total stockholders' equity	7,240

Total liabilities and stockholders' equity	$13,505

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005
Revenues:
Seminar fees	$378	$61
Management fee income		12
Interest and dividends	619	403
Investing gains (losses)	28	(148)
Sale of patent rights	50
Gain on sale of General Devices, Inc.		301
Other income	60	265

Total revenues	1,135	894

Expenses:
General and administrative	1,766	1,169

Loss before income taxes, minority interest and extraordinary gain	(631)	(275)
Provision for income taxes	14	22
Loss before minority interest and extraordinary gain	(645)	(297)
Minority interest in subsidiaries losses	71	103

Loss before extraordinary gain	(574)	(194)
Extraordinary gain due to purchase of subsidiary stock	28	13

Net loss	$(546)	$(181)

Basic and diluted net loss per common share:
Loss per share before extraordinary item	$(0.20)	$(0.07)
Extraordinary gain	0.01	0.01

Net loss per share	$(0.19)	$(0.06)

Weighted average number of common shares outstanding (in 000's)	2,802	2,826

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(546)	$(181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2	2
Stock-based compensation expense	36
Gain on sale of General Devices, Inc.		(301)
Unrealized gains on securities owned	5	253
Extraordinary gain on purchase of stock of subsidiary	(28)	(13)
Minority interest in subsidiaries losses	(71)	(103)
Interest receivable on short-term investments	(28)
Change in securities owned		725
Change in accounts receivable and other current assets	(76)	203
Change in other assets	(56)
Change in accounts payable and accrued expenses	(18)	(58)
Change in deferred revenue	23
Other, net		(1)

Net cash provided by (used in) operating activities	(757)	526

Cash flows from investing activities:
Purchase of stock of subsidiary	(192)
Purchase of short-term investments	(24,267)	(12,223)
Maturity and sales of short-term investments	23,607
Acquisition of property and equipment	(34)
Proceeds from the sale of General Devices, Inc.		343
Cash acquired through consolidation of
The Academy for Teaching and Leadership, Inc.		50

Net cash used in investing activities	(886)	(11,830)

Cash flows from financing activities:
Payment of cash dividends		(852)
Repurchase of common stock	(12)	(110)
Repurchase of common stock by subsidiary	(68)

Net cash used in financing activities	(80)	(962)

Net decrease in cash and cash equivalents	(1,723)	(12,266)
Cash and cash equivalents at beginning of year	1,890	14,156

Cash and cash equivalents at end of year	$167	$1,890

Supplemental disclosure of cash flow information:
Cash paid for taxes	$25	$11

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2004	2,851	$285	$12,487	$(3,867)	$8,905

Repurchase of common stock	(46)	(5)	(105)		(110)

Cash dividends paid				(852)	(852)

Net loss				(181)	(181)

Balance December 31, 2005	2,805	280	12,382	(4,900)	7,762

Repurchase of common stock	(5)		(12)		(12)

Stock based compensation			36		36

Net loss				(546)	(546)

Balance December 31, 2006	2,800	$280	$12,406	$(5,446)	$7,240

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the “Company” or “Kent”) and its wholly owned subsidiaries, Kent Educational Services, Inc. (“Kent Educational”) and Texas American Petrochemicals, Inc. (“TAPI”) and Kent’s majority owned subsidiary, Kent International Holdings, Inc., (“Kent International”) and Kent Educational’s majority owned subsidiary, The Academy of Teaching and Leadership, Inc. (“The Academy”). Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles that are generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

Reclassifications of a General Nature

Certain amounts in the prior periods presented related to seminar fee revenue have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Cash Equivalents

The Company considers as cash equivalents all short-term investments that are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist of U. S. Treasury Bills with an original maturity of 90 days. The Company also maintains interest bearing balances in its brokerage accounts. All cash and cash equivalents are on deposit either with a major money center bank or with a securities broker dealer.

Short-Term Investments

Short-term investments consist of U.S. Treasury Bills purchased with an original maturity of six months and are valued at cost plus accrued interest, which approximates the fair market value. The Company currently intends to hold these investments until maturity.

Marketable Securities

Marketable securities, consisting of equity securities, are stated at fair value and are considered trading securities.

Property and Equipment

Property and equipment are stated at cost and includes the capitalization of certain computer software costs by Kent International. Depreciation, which is calculated using the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets ranging from 3 to 5 years.

Other Assets

Other assets consist primarily of capitalized film costs expended by The Academy for the production of a documentary on DVD for direct sale to consumers for which marketing has not yet begun. These costs will be amortized to cost of goods sold utilizing the individual-film-forecast method pursuant to the AICPA’s Statement of Position 00-2, Accounting by Producers and Distributors of Motion Picture Films. This method amortizes film costs using the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill or intangibles with indefinite lives resulting from acquisitions. We review these assets annually for potential impairment issues. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. The Company recorded goodwill of approximately $90,000 when it acquired the 60% interest of the Academy which is reviewed annually for potential impairment issues. Management does not believe such impairment exists at December 31, 2006.

Income Taxes

The Company recognizes deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in the Company’s financial statements and tax returns. However, if it is more likely than not that some portion or all of the net deferred tax assets will not be realized, a valuation allowance is established and the tax benefit is not recognized in the statements of operations.

Revenue Recognition

Revenue consists primarily of interest revenue on invested balances and educational services provided by the Academy. Interest revenue is recognized on an accrual basis. The Academy recognizes revenue when services are provided to customers. When the Academy collects payments from customers before services are rendered, the advance payments are recorded as deferred revenue and realized after services are rendered.

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. We have excluded 300,000 Common Stock options from the calculation of diluted loss per share for the years ended December 31, 2006 and 2005, which, if included, would have an antidilutive effect.

For more information on stock options, see Note 9 of Notes to Consolidated Financial Statements.

Accounting for Stock Based Compensation

Until December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its common stock options. Accordingly, no compensation cost had been recognized for the common stock options issued. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," (“SFAS 123(R)”), a revision of SFAS 123, "Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006.

New Accounting Pronouncements

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The standard was effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.

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

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. The standard is effective for fiscal years beginning after December 15, 2006, although earlier implementation is encouraged. Implementation of this standard is not expected to have an impact on the Company’s financial statements.

FASB issued SFAS No. 157 ("SFAS 157") “Fair Value Measurements” on September 15, 2006. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the financial statements of the Company.

NOTE 2 - BUSINESS AND SEGMENT INFORMATION

The Company's business is comprised of the management of Kent International and Kent Educational. The Company has determined that its operations can be segregated into two principal operating segments which are business development activities and education services. We define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chairman in deciding how to allocate resources and in assessing performance.

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business. The Company owned approximately 53.22% of Kent International at December 31, 2006. All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills. Kent International’s activity is reported in the business development activities segment.

In November 2005, Dr. Qun Yi Zheng was named President of the Company and of Kent International. Under Dr. Zheng’s operational leadership, Kent International intends to pursue business opportunities in China and the United States. Additionally, Kent International is developing a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China. A beta version of the site was launched in February 2007 and a fully operational version is expected to be launched by July 2007; however, possible technical, political and personnel issues may lead to delays beyond July 2007.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages. As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

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

The allocation of resources for educational purposes is currently under great scrutiny in New Jersey. Funding for public schools in New Jersey comes from either State aid or local property taxes. Although property taxes have increased rapidly in New Jersey over the last seven years, this has not resulted in additional educational expenditures, because the State of New Jersey has at the same time reduced its aid allocated to public schools. It is impossible to foresee the future developments of property taxes and educational State aids. As public schools in New Jersey are currently our primary customer, our revenue growth is restricted by any limitation on these resources.

The following table summarizes the assets and operations of the Company’s segments as of and for the years ended December 31, 2006 and 2005:

	Business Development Activities	Educational Services	All Other Operations	Eliminations	Consolidated Totals
For the year ended December 31, 2006
Revenues from external customers		$378	$37		$415
Management fees			252	$(252)
Interest revenue	$512	10	97		619
Investing gains			28		28
Sale of patent rights	50				50
Other Income	2		21		23

Total revenues	564	388	435	(252)	1,135

General and administrative expenses	(775)	(306)	(937)	252	(1,766)
Income tax expense	(1)	(8)	(5)		(14)
Minority interest	101	(30)			71
Extraordinary gain			28		28

Net income (loss) by segment	$(111)	$44	$(479)	-	$(546)

As of December 31, 2006
Total assets by segment	$10,948	$515	$2,042	-	$13,505

	Business Development Activities	Educational Services	All Other Operations	Eliminations	Consolidated Totals
For the year ended December 31, 2005
Revenues from external customers		$61	$248		$309
Management fees			244	$(232)	12
Interest revenue	$326	6	71		403
Investing losses			(148)		(148)
Gain on sale of General Devices, inc.			301		301
Other income	11		6		17

Total revenues	337	67	722	(232)	894

General and administrative expenses	(420)	(127)	(854)	232	(1,169)
Income tax expense	(1)	(1)	(20)		(22)
Minority interest	79	24			103
Extraordinary gain			13		13

Net loss by segment	$(5)	$(37)	$(139)	-	$(181)

As of December 31, 2005
Total assets by segment	$11,283	$381	$2,717	-	$14,381

Note 3 - MARKETABLE SECURITIES

Marketable securities owned as of December 31, 2006, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following (all numbers in thousands):

		December 31, 2006

	Percent Owned	Cost	Fair Value	Unrealized Losses

GolfRounds.com, Inc.	5.62%	$172	$132	$(40)
All other equity securities	N/A	173	17	(156)

		$345	$149	$(196)

The Company’s securities are valued at fair value. Fair value is ordinarily the listed market price of the stock. If listed market prices are not indicative of fair value or if liquidating the Company’s position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies. Based on the criteria described above, securities owned at December 31, 2006 were valued at listed market prices for all but two positions; securities owned of GolfRounds.com, Inc. and Gaiam, Inc. were discounted 20% or approximately $35,000 from listed market prices.

Net investing gains were $28,000 for the year ended December 31, 2006. Net unrealized gains on securities owned were approximately $5,000 and realized gains on securities transactions were approximately $23,000 during 2006.

Net investing losses were $148,000 for the year ended December 31, 2005. Net unrealized losses on securities owned were approximately $252,000 and realized gains on securities transactions were approximately $104,000 during 2005.

NOTE 4 - PROPERTY, PLANT & EQUIPMENT

Net property, plant and equipment as December 31 consisted of (numbers in thousands):

2006

Office Furniture and Equipment	$15
Capitalized Web Design Costs	26

41
Less: Accumulated Depreciation	(6)

$35

NOTE 5 - KENT INTERNATIONAL HOLDINGS, INC.

In 2006, the Company acquired 69,834 additional shares of Kent International (then known as Cortech, Inc.) in open market transactions for $191,979 recording, in accordance with SFAS No. 141, “Business Combinations”, an extraordinary gain of approximately $28,000, as the amount paid for the shares was less than the fair value of the net assets recorded. At December 31, 2006, the Company owned 1,900,000 shares or 53.22% of Kent International’s issued shares.

In 2005, the Company acquired 30,166 additional shares of Kent International (then known as Cortech, Inc.) in open market transactions for $81,045 recording an extraordinary gain of approximately $13,000. At December 31, 2005, the Company owned 50.91% of Kent International.

On May 25, 2006, Cortech was reincorporated in Nevada by a merger with its wholly owned subsidiary, Kent International Holdings, Inc. The reincorporation effected a change in Cortech’s legal domicile from Delaware to Nevada and a change in the name from Cortech, Inc. to Kent International Holdings, Inc.

Kent International Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants. At December 31, 2006, Kent International had 291,150 common stock options outstanding.

Until December 31, 2005, Kent International applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its common stock options. Accordingly, no compensation cost had been recognized for the common stock options issued. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," (“SFAS 123(R)”), a revision of SFAS 123, "Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005. Kent International adopted SFAS 123(R) on January 1, 2006. The adoption did not have an impact on the Kent International’s financial position or results of operations as all stock options granted to date were fully vested prior to January 1, 2006.

Kent International’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of Kent International to purchase an aggregate of 300,000 shares of common stock. In 2000, 230,000 stock options were issued under the 1986 Plan at prices ranging from $3.50 to $3.6875, the approximate fair market values at the time of grant. No options were granted in 2006 or 2005.

Kent International’s 1993 Equity Incentive Plan (“1993 Plan”), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. In 2000, 150,000 stock options were issued under this plan at $3.50 per share, the approximate fair market value at the time of grant. The 1993 Plan was terminated on December 9, 2003 and no further options may be awarded under this plan.

The stock options granted under either plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”). Kent International’s Board of Directors may set the rate at which the options expire, subject to limitations discussed below. However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended. In the event of dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan and the 1993 Plan would become exercisable in full. ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of Kent International’s total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant.

Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted through December 31, 2006.

Kent International’s 1992 Non-employee Directors’ Stock Option Plan (“1992 Plan”) authorizes the granting of options to purchase up to 80,000 shares of common stock to the non-employee directors of Kent International. The 1992 Plan was terminated on December 31, 1997 and no further options may be awarded under this plan.

A summary of the status of Kent International’s 1986 Plan, 1993 Plan and non-employee directors’ stock option plans as of December 31, 2006 and 2005 and changes during the years ended on those dates is presented below:

	2006			2005
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	350,880	$4.27	$3.50 - $12.80	376,485	$4.80	$3.50 - $13.59

Expired	(60,030)	$7.90	$5.00 - $12.80	(25,605)	$11.96	$9.69 - $13.59

Options outstanding at the end of the year	290,850	$3.52	$3.50 - $7.34	350,880	$4.27	$3.50 - $12.80

Options exercisable at the end of the year	290,850	$3.52	$3.50 - $7.34	350,880	$4.27	$3.50 - $12.80

The status of other Kent International options awarded to certain directors and consultants is summarized below:

	2006			2005
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	6,250	$5.92	$5.00 - $7.58	6,250	$5.92	$5.00 - $7.58

Expired	(5,950)	$5.85	$5.00 - $7.58	-	-	-

Options outstanding at the end of the year	300	$7.34	$7.34	6,250	$5.92	$5.00 - $7.58

Options exercisable at the end of the year	300	$7.34	$7.34	6,250	$5.92	$5.00 - $7.58

For all Kent International options outstanding and exercisable at December 31, 2006, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.50 - 7.34	291,150	2.09	$3.53	291,150	2.09	$3.53

NOTE 6 - INCOME TAXES

The components of income tax expense are as follows ($000 Omitted):

	Year Ended December 31,
	2006	2005

Federal - Current	$4	$1
State - Current	10	21

Total	$14	$22

The income tax expense for the years ended December 31, 2006 and 2005 is different from the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

	2006	2005

Expected tax expense computed on income before taxes	$(181)	$(54)
Increase (decrease) in tax from:
Federal alternative minimum taxes		1
State income taxes	10	25
Expiration of state nol carryforwards		940
Post employment benefit obligations	13
Stock based compensation	12
Change in estimate of net operating losses		99
Other, net		130
Taxable income of subsidiary	4
Change in valuation allowance	156	(1,119)

Provision for income tax	$14	$22

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2006 are as follows (in 000’s):

	Company	Kent International	Total

Net operating loss carryforwards	$3,430	$80,920	$84,350
Mark-to-market valuation adjustments	196		196
Post employment benefit obligations	644		644
Stock based compensation deductions	36		36

	4,306	80,920	85,226
Statutory federal income tax rate	34%	34%	34%

Expected income tax benefit	1,464	27,513	28,977
Research and development and other credits		2,234	2,234

	1,464	29,747	31,211
Valuation Allowance	(1,464)	(29,747)	(31,211)

Net deferred tax asset	$-	$-	$-

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Based upon Kent International’s and the Company’s operating history, which includes continuous operating losses (excluding extraordinary gains) in each of the last five years and the Company’s assessment of Kent International’s and the Company’s ability to achieve future taxable income, a 100% valuation allowance has been established for Kent International’s and the Company’s deferred tax assets. Approximately $81 million of the $84 million operating loss carryforward expires between 2007 and 2023.

The Tax Reform Act of 1986 contained provisions that may limit the NOL and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three year period which results in an annual limitation on the Company’s ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change.

NOTE 7 - OPERATING LEASES

The Company leases automobiles under operating lease agreements that expire in 2008. The automobile lease expense totaled $38,001 and $26,979 during 2006 and 2005, respectively. The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2007	$29,871
2008	1,541

$31,412

The Company and its subsidiaries also lease administrative offices on a month-to-month basis. The Company may terminate these leases upon giving written notice at least three months in advance. Total rent paid in each of the years ended December 31, 2006 and 2005 was $43,200.

NOTE 8 - COMPENSATION CONTRACTS AND POST-EMPLOYMENT BENEFITS

Paul O. Koether’s employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Chairman is for a three year term at an annual salary of $240,000 ("Base Salary"); this term is automatically extended one day for each day elapsed after December 1, 2002. Mr. Koether may terminate his employment after a change of control for good reason in accordance with certain provisions of the Agreement, at which time he would be paid the greater of the (i) Base Salary payable under the Agreement through the expiration date of the Agreement or (ii) an amount equal to three times the average annual Base Salary paid to him during the preceding five years. In the event of Mr. Koether's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to three years Base Salary, payable in 36 equal monthly installments. Should Mr. Koether become "disabled" (as such term is defined in the Agreement) during the term of the Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 75 equal to 80% or more of Mr. Koether's Base Salary, he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability. Such payments shall continue until Mr. Koether attains the age of 75.

Qun Yi Zheng entered into an employment agreement (“Zheng Agreement”) pursuant to which Dr. Zheng serves as the Company’s and Kent International’s President for an initial three year term at an annual salary of $200,000 (“Zheng Base Salary”), which is paid by Kent International. Unless Kent International gives notice 30 days written notice to Dr. Zheng prior to November 1, 2007, the three year term of the Zheng Agreement shall be automatically extended for one day for each day elapsed after November 1, 2007. In the event of Dr. Zheng’s death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Zheng Agreement. Should Dr. Zheng become disabled (as such term is defined in the Zheng Agreement) during the term of the Zheng Agreement, Dr. Zheng shall be paid such benefits to which he is entitled under the terms of such long-term insurance as Kent International has provided him or 80% of his salary for the remainder of the three year term of the Zheng Agreement, whichever is greater, in accordance with his regular payment schedule.

Effective May 15, 2006, the Company and Bryan P. Healey, CPA entered into an employment agreement (“Healey Agreement”) pursuant to which Mr. Healey serves as the Company’s Chief Financial Officer for an initial two year term at an annual salary of $140,000 (“Healey Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors. Unless the Company gives 30 days written notice to Mr. Healey prior to May 15, 2007, the two year term of the Healey Agreement shall be automatically extended for one day for each day elapsed after May 15, 2007, it being the intention to convert the term of the Healey Agreement to a contract with a two year ‘evergreen’ term, commencing on May 15, 2007. In the event of Mr. Healey’s death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Healey Agreement. Should Mr. Healey become disabled during the term of the Healey Agreement, Mr. Healey shall be paid such benefits to which he is entitled under the terms of such long-term insurance as the Company has provided him or 80% of his salary for the remainder of the two year term of the Healey Agreement, whichever is greater, in accordance with his regular payment schedule.

The Company has accrued approximately $644,000 as of December 31, 2006 for post employment benefits related to Mr. Koether’s contract. The Company charged approximately $38,000 and $52,000 to operations for post employment benefit accruals in 2006 and 2005, respectively.

401(K) Plan

Eligible employees can elect to participate in the Company’s qualified 401(k) Retirement Plan (the “Plan”). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($15,000 in 2006 and $14,000 in 2005). The employees’ contributions are 100% vested and the Company’s contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan. There were no employer matching contributions in 2006 or 2005.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock without par value, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2006.

Dividends

On March 10, 2005, the Company declared a dividend of $.30 per share to stockholders of record on March 21, 2005. The distribution date was April 5, 2005. No dividends were declared or paid in 2006.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. As of December 31, 2006, 94,582 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

Stock Options

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company and the Board of Directors approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”). Under the 2005 Stock Option Plan, a total of 400,000 shares of common stock are available for issuance to key employees, including officers of the Company or any of its subsidiaries. In November 2005, 300,000 common stock options were issued to Dr. Qun Yi Zheng, the Company’s President.

A summary of the status of the 2005 Stock Option Plan and changes during the years ended December 31, 2006 and 2005 is presented below:

	2006			2005
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted-Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	300,000	$3.00	$3.00	-	$-	$-

Granted	-	-	-	300,000	$3.00	$3.00

Options outstanding at the end of the year	300,000	$3.00	$3.00	300,000	$3.00	$3.00

Options exercisable at the end of the year	66,000	$3.00	$3.00	33,000	$3.00	$3.00

For options outstanding and exercisable at December 31, 2006, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$ 3.00	300,000	8.90	$3.00	66,000	8.90	$3.00

Stock Based Compensation

The Company recorded stock based compensation expense during 2006 for the options granted to an employee in December 2005. The options granted have an exercise price greater than the market price of the Company’s stock on the grant date. For purposes of calculating the compensation cost consistent with SFAS No. 123(R), "Share-Based Payment,", the fair value of the option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 29 percent; risk free interest rate of 4.37 percent; and weighted average expected life of 7 years. The Company recognized approximately $36,000 in stock based compensation expense for 2006. For the year ended December 31, 2005, the Company disclosed a pro forma compensation cost of approximately $35,000, as a result, pro forma net loss for the year ended December 31, 2005 would have been $216,000 as compared to the reported net loss of $181,000 and pro forma net loss per share for the year ended December 31, 2005 would have been $.08 as compared to the reported net loss per share of $.06. As of December 31, 2006 there was approximately $177,000 of total unrecognized compensation cost related to nonvested awards granted under this plan, which is expected to be recognized over the remaining 5 years of expected life.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company receives a monthly management fee of $21,000 from Kent International for management services. These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations. This arrangement may be terminated at will by either party. The monthly management fee revenue and offsetting expense is eliminated during consolidation. The Company is the beneficial owner of approximately 53.22% of Kent International’s outstanding Common Stock at December 31, 2006. Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.60% of the Company’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

On May 1, 2006, the Company entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of the Company and Kent International for an initial two year term at an annual salary of $140,000. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of the Company and Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $78,000 and $55,000 in the years ended December 31, 2006 and 2005, respectively. Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

NOTE 11 - TRANSFER OF PATENT RIGHTS

On September 15, 2006, Kent International entered into an asset purchase option agreement to transfer certain patent rights to Accuthera, Inc., a Colorado corporation, for $50,000 paid on September 15, 2006, and an additional $300,000 payable within the following thirty-six (36) months. These patents were previously recorded on the Kent International’s books at a zero carrying value. The agreement stipulates that Accuthera, Inc. can terminate the agreement at any time within the thirty-six (36) month period at which time the patent rights would revert back to the Company without any additional payment. Kent International has not recorded revenue or a corresponding receivable for the additional payment as its receipt is believed to be uncertain.

NOTE 12 - DISSOLUTION OF SUBSIDIARIES

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

NOTE 13 - LEGAL PROCEEDINGS

Texas American Petrochemicals, Inc. (“TAPI”)

By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. (“TAPI”), that it was a person responsible for solid waste at a hazardous waste site in Texas. TAPI is an inactive subsidiary of the Company with no assets. The TCEQ determined that the amount owed to the State of Texas for remediation is $2,459,594 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division. The Company has been advised by its environmental counsel that it has good legal arguments to support its position that it should not be subject to liability for the remediation costs of the site, however no assurances can be made as to the outcome of this matter.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Amper, Politziner & Mattia, P.C. (“APM”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2004. On November 2, 2006, the Company dismissed APM as the Company’s independent registered public accounting firm and engaged Paritz & Company, P.A. (“Paritz”) as its new independent registered public accounting firm. As described below, the change in independent public accounting firms was not the result of any disagreement with APM.

The reports of APM on the financial statements for the Company’s two most recent fiscal years ended December 31, 2005 and December 31, 2004, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for the years ended December 31, 2005 and December 31, 2004 and in the subsequent interim period through November 2, 2006 there were (1) no disagreements with APM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of APM, would have caused them to make reference thereto in connection with its reports on the financial statements for such years or (2) reportable events.

On November 2, 2006, the Board of Directors engaged Paritz as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, and to perform procedures related to the financial statements to be included in the Company’s quarterly report on Form 10-QSB, beginning with, and including, the quarter ending March 31, 2007. The Company had not consulted with Paritz during its two most recent fiscal years ended December 31, 2005 and December 31, 2004, or during any subsequent interim period prior to its appointment as the Company’s auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that Paritz concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The current members of the Board of Directors were elected at the 2006 Annual Meeting and will serve until the next Annual Meeting or until their successors have been duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

The directors and executive officers of the Company at February 28, 2007 were as follows:

Name	Age	Position Held

Paul O. Koether	70	Chairman, Chief Executive Officer and Director

William Mahomes, Jr.	60	Director

Casey K. Tjang	68	Director

M. Michael Witte	80	Director

Qun Yi Zheng	49	President

Bryan P. Healey	36	Chief Financial Officer

Paul O. Koether has been Chairman, director and Chief Executive Officer of the Company since July 1987 and President of the Company from October 1990 until November 2005, and until December 31, 2003 when it was dissolved, the general partner of Shamrock Associates, an investment partnership which was the principal stockholder of the Company. Mr. Koether was Chairman from April 1988 to July 2005, President from April 1989 to February 1997 and director from March 1988 to July 2005 of Pure World, Inc., (“Pure World”) and from December 1994 until July 2005 a director and from January 1995 to July 2005 Chairman of Pure World’s wholly owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products. Mr. Koether was Chairman and a director of Sun Equities Corporation, (“Sun”) a private company until Sun was merged into Pure World in December 2004. Mr. Koether was Chairman from 1990 until August 2003 and a registered representative since 1989 of T. R. Winston & Company, LLC. (“Winston”). Since September 1998, Mr. Koether has been a director, Chairman and Chief Executive Officer as well as President from October 2003 until November 2005, of Kent International Holdings, Inc. (“Kent International”), a biopharmaceutical company formerly known as Cortech, Inc. that is seeking to redeploy its assets. From November 2003 to December 2003, Mr. Koether was General Partner of Emerald Partners, an investment partnership. Bryan P. Healey, the Chief Financial Officer of the Company is the son-in-law of Paul O. Koether.

William Mahomes, Jr. Mr. Mahomes has been a director of the Company since November 2005. Mr. Mahomes currently is a senior shareholder in Simmons Mahomes P.C., a law firm emphasizing commercial real estate transactions, public finance, business transactions and mediation. From 1997 to May 2001, Mr. Mahomes was in the private practice of law emphasizing mediation, real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a senior shareholder at the law firm of Locke Purnell Rain Harrell. From 1989 to 1994 he was an international partner in the Dallas office of Baker & McKenzie law firm. From 1993 to July 2005, Mr. Mahomes was a director of Pure World. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Center for New Ventures and Entrepreneurship (Texas A&M University), The Association of Former Students at Texas A&M University and the Texas Affiliate Board of Healthcare Service Corporation (HCSC), also known as Blue Cross and Blue Shield of Texas.

Casey K. Tjang. has been a director of the Company since 1992. Since January 2004, he has been chairman and chief executive officer of First Merchant Bankers, Inc., a private merchant bank dealing with Asia-Pacific businesses. From September 2001 to February 2002, he has been President and Chief Executive Officer and from August 2000 to September 2001 was Chief Financial Officer of Knowledgewindow, Inc., an e-learning provider of Internet training. Since February 2002, Mr. Tjang has been President and Chief Executive Officer of Princeton Accredited Services, Inc. and Erudite Internet Systems, Inc. an e-learning custom courseware developer and provider of an Internet based distance education system.

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

Qun Yi Zheng, Ph.D. Dr Zheng has been President of the Company since November 2005, and had been a director from November 2000 until November 2003. Since August 2000, Dr. Zheng has been a director and since November 2005, President of Kent International Holdings, Inc. (formerly Cortech, Inc.). Dr. Zheng was with Pure World and PWBI in various positions, including President, from 1996 until 2005. From 1995 until 1996, Dr. Zheng was Technical Manager at Hauser Nutraceuticals, a division of Hauser Chemicals, Inc., a manufacturer and distributor of nutraceuticals.

Bryan P. Healey, a certified public accountant, has been Vice-President, Secretary and Chief Financial Officer of the Company since May 2006. Mr. Healey has also been Vice-President, Secretary and Chief Financial Officer of Kent International since May 2006. Since July 2006, Mr. Healey has been a registered representative of T. R. Winston & Company, LLC. From September 1995 to April 2006, Mr. Healey was with Bowman & Company, L.L.P., the largest CPA firm in Southern New Jersey, in various positions including audit manager from July 2001 to April 2006.

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2006.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office: 376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2006 and 2005, for those persons who were, at December 31, 2006 and 2005, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers"). The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation (2)		Total

Paul O. Koether	2006	$240,000	$-	$-	$57,653	(3)	$297,653
Chief Executive Officer and	2005	240,000	-	-	71,267	(3)	311,267
Chairman of the Board

Qun Yi Zheng (4)	2006	200,000	-	35,488	33,495	(4) (5)	268,983
President	2005	33,333	-	35,488	9,314	(4) (5)	78,135

Bryan P. Healey	2006	93,333	-	-	3,990	(6)	97,323
Chief Financial Officer,	2005	-	-	-	-		-
Principal Financial and
Accounting Officer

Sue Ann Merrill	2006	46,909	-	-	-		46,909
Chief Financial Officer,	2005	88,333	-	-	-		88,333
Principal Financial and
Accounting Officer

(1)	The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2)
Omitted from this table are amounts paid for group life, health and hospitalization insurance provided to the Named Officers. These benefits do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees.

(3)
Amounts include $38,142 and $51,756 accrued in 2006 and 2005, respectively, for post employment benefit obligations including change in control and death benefit provisions pursuant to Mr. Koether’s employment contract. All Other Compensation also includes $19,511 paid in 2006 and 2005 to lease an automobile used for business purposes.

(4)	The salary and perquisites of Dr. Zheng were paid by Kent International, a subsidiary of the Company.

(5)
Amounts include $13,159 paid by Kent International in 2006 for Dr. Zheng’s country club membership and $1,846 paid in 2006 and 2005 for Dr. Zheng’s life insurance premiums. All Other Compensation also includes $18,490 and $7,468 paid in 2006 and 2005, respectively, to lease an automobile used for business purposes.

(6)	Represents relocation expenses in the amount of $3,990 paid to Mr. Healey.

Outstanding Equity Awards at Fiscal Year End

Under the Company’s 2005 Stock Option Plan, 400,000 shares of the Company’s Common Stock may be granted to officers and employees of the Company or its subsidiaries. In November 2005, 300,000 common stock options were issued to Dr. Qun Yi Zheng, the Company’s President. The following table includes the status of all outstanding equity awards at December 31, 2006:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Qun Yi Zheng	-	66,000	234,000	$3.00	11/24/15

Dr Zheng’s unearned options are subject to time-based vesting according to the following schedule:

11/25/2007	33,000
11/25/2008	33,000
11/25/2009	33,000
11/25/2010	33,000
11/25/2011	33,000
11/25/2012	33,000
11/25/2013	33,000
11/25/2014	3,000

234,000

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings. During 2006, the Company paid directors' fees in the aggregate amount of $42,400. The table below includes information about compensation paid to our non-employee directors:

Name	Fees Earned or Paid in Cash	Total

William Mahomes, Jr.	$14,400	$14,400

Casey K. Tjang	14,400	14,400

M. Michael Witte	13,600	13,600

	$42,400	$42,400

Employment Agreements

Paul O. Koether

On December 1, 2002 (“Effective Date”) the Company and Paul O. Koether entered into an employment agreement (“Koether Agreement”) pursuant to which Mr. Koether serves as the Company’s Chairman for an initial three year term at an annual salary of $240,000 (“Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date.

Mr. Koether may terminate his employment under the Koether Agreement at any time for “good reason” (defined below) within 36 months after the date of a Change in Control (defined below) of the Company. Upon his termination, he shall be paid the greater of the (i) Base Salary payable under the Koether Agreement through the expiration date of the Koether Agreement or (ii) an amount equal to three times the average annual Base Salary paid to him during the preceding five years.

A Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company’s stock outstanding as of December 1, 2002, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company’s outstanding stock or (ii) individuals constituting the Board of Directors on December 1, 2002 (“Incumbent Board”), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board. “Good reason” means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

Mr. Koether may also terminate his employment if the Company fails to perform its obligations under the Koether Agreement (including any material change in Mr. Koether’s duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

The Company may terminate Mr. Koether’s employment under the Koether Agreement for “cause” which is defined as (i) Mr. Koether’s continued failure to substantially perform his duties under the Koether Agreement (other than by reason of his mental or physical incapacity or the removal of his office to a location more than five miles from its current location) which is not cured within specified time periods, or (ii) Mr. Koether’s conviction of any criminal act or fraud with respect to the Company. The Company may not terminate Mr. Koether’s employment except by a vote of not less than 80 percent of the entire Board of Directors at a meeting at which Mr. Koether is given the opportunity to be heard.

In the event of Mr. Koether’s death during the term of the Koether Agreement, his beneficiary shall be paid a death benefit equal to $240,000 per year for three years payable in equal monthly installments. Should Mr. Koether become “disabled” (as such term is defined in the Koether Agreement) during the term of the Koether Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 75 equal to 80% or more of Mr. Koether’s base salary, he shall be paid an annual disability payment equal to 80% of his base salary in effect at the time of the disability. Such payments shall continue until Mr. Koether attains the age of 75.

Qun Yi Zheng

Qun Yi Zheng serves as the President of the Company and of Kent International, a subsidiary of the Company. Effective November 1, 2005 (“Zheng Effective Date”) Kent International and Qun Yi Zheng entered into an employment agreement (“Zheng Agreement”) pursuant to which Dr. Zheng serves as Kent International’s President for an initial three year term at an annual salary of $200,000 (“Zheng Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors of Kent International. Unless Kent International gives 30 days written notice to Dr. Zheng prior to November 1, 2007, the three year term of the Zheng Agreement shall be automatically extended for one day for each day elapsed after November 1, 2007, it being the intention to convert the term of the Zheng Agreement to a contract with a three year ‘evergreen’ term, commencing on November 1, 2007.

Dr. Zheng may terminate his employment under the Zheng Agreement at any time for “Good Reason” (defined below) within 36 months after the date of a “Kent International Change in Control” (defined below). Upon his termination, Dr. Zheng shall be paid the Zheng Base Salary payable under the Zheng Agreement through the expiration date of the Zheng Agreement.

A Kent International Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals or entities beneficially owning, directly or indirectly, common stock of Kent International representing 50.1% or more of Kent International’s issued and outstanding common stock as of the Zheng Effective Date, is or becomes the beneficial owner, directly or indirectly, of the common stock of Kent International representing 50.1% or more of Kent International’s outstanding common stock or (ii) individuals constituting the Kent International Board of Directors on the Zheng Effective Date (“Kent International Incumbent Board”), including any person subsequently elected to the Kent International Board of Directors comprising the Kent International Incumbent Board, cease for any reason to constitute at least a majority of the Kent International Board of Directors. Good Reason means a determination made solely by Dr. Zheng, in good faith, that as a result of a Kent International Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with Kent International.

Dr. Zheng may also terminate his employment if Kent International fails to make the payments specified in the Zheng Agreement, or if Kent International fails to make such payments for a period of five days after Dr. Zheng has given notice of such failure.

Kent International may terminate Dr. Zheng’s employment under the Zheng Agreement for “cause” which is defined as (i) Dr. Zheng’s continued failure to substantially perform his duties under the Zheng Agreement (other than by reason of his incapacity due to physical or mental illness) which is not cured within specified time frames or (ii) Dr. Zheng’s conviction of any criminal act of fraud. The Company may not terminate Dr. Zheng’s employment except by a vote of not less than 75% of the entire Kent International Board of Directors at a meeting at which Dr. Zheng is given the opportunity to be heard.

In the event of Dr. Zheng’s death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Zheng Agreement. Should Dr. Zheng become disabled (as such term is defined in the Zheng Agreement) during the term of the Zheng Agreement, Dr. Zheng shall be paid such benefits to which he is entitled under the terms of such long-term insurance as Kent International has provided him or 80% of his salary for the remainder of the three year term of the Zheng Agreement, whichever is greater, in accordance with his regular payment schedule.

Bryan P. Healey

Effective May 15, 2006 the Company and Bryan P. Healey, CPA entered into an employment agreement (“Healey Agreement”) pursuant to which Mr. Healey serves as the Company’s Chief Financial Officer for an initial two year term at an annual salary of $140,000 (“Healey Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors. Unless the Company gives 30 days written notice to Mr. Healey prior to May 15, 2007, the two year term of the Healey Agreement shall be automatically extended for one day for each day elapsed after May 15, 2007, it being the intention to convert the term of the Healey Agreement to a contract with a two year ‘evergreen’ term, commencing on May 15, 2007.

Mr. Healey may terminate his employment under the Healey Agreement at any time for “good reason” (defined below) within 36 months after the date of a “Change in Control” (defined below). Upon his termination, Mr. Healey shall be paid the Healey Base Salary payable under the Healey Agreement through the expiration date of the Healey Agreement.

A Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 50.1% or more of the Company’s stock outstanding as of May 15, 2006, is or becomes the beneficial owner, directly or indirectly, of 50.1% or more of the Company’s outstanding stock or (ii) individuals constituting the Board of Directors on May 15, 2006 (“Incumbent Board”), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board. “Good reason” means a determination made solely by Mr. Healey, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

Mr. Healey may also terminate his employment if the Company fails to make the payments specified in the Healey Agreement, or if the Company fails to make such payments for a period of five days after Mr. Healey has given notice of such failure.

The Company may terminate Mr. Healey’s employment under the Healey Agreement for “cause” which is defined as (i) Mr. Healey’s continued failure to substantially perform his duties under the Healey Agreement (other than by reason of his incapacity due to physical or mental illness) which is not cured within specified time frames or (ii) Mr. Healey’s conviction of any criminal act of fraud. The Company may not terminate Mr. Healey’s employment except by a vote of not less than 75% of the entire Board of Directors at a meeting at which Mr. Healey is given the opportunity to be heard.

In the event of Mr. Healey’s death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Healey Agreement. Should Mr. Healey become disabled during the term of the Healey Agreement, Mr. Healey shall be paid such benefits to which he is entitled under the terms of such long-term insurance as the Company has provided him or 80% of his salary for the remainder of the two year term of the Healey Agreement, whichever is greater, in accordance with his regular payment schedule.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 2007 by each director and executive officer of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Paul O. Koether	1,538,689(2)	54.96%
211 Pennbrook Road
Far Hills, NJ 07931

William Mahomes, Jr.	-	-
900 Jackson Street
Suite 540
Dallas, TX 75202

Casey K. Tjang	-	-
510 Tallwood Lane
Greenbrook, NJ 08812

M. Michael Witte	2,000	*
1120 Granville Avenue
Suite 102
Los Angeles, CA 90049

Qun Yi Zheng	76,000	2.66%
376 Main Street
Bedminster, NJ 07921

Bryan P. Healey	22,744(3)	*
376 Main Street
Bedminster, NJ 07921

Marital Trust u/w/o	451,434	16.19%
Natalie I. Koether
211 Pennbrook Road
Far Hills, NJ 07931

All Directors and Executive	1,639,433	54.91%
Officers as a Group (6 persons)
_________________________________________
*Less than 1 percent.

(1)
The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in other footnotes below. Included in such number of shares beneficially owned are 66,000 shares subject to options currently exercisable or becoming exercisable within 60 days for Qun Yi Zheng and all directors and executive officers as a group.

(2)
Includes 53,106 shares held in Mr. Koether’s IRA. Also includes 451,434 shares beneficially owned by the Marital Trust u/w/o Natalie I. Koether. As trustee, Mr. Koether may be deemed to own these shares beneficially.

(3)	Includes 700 shares held in Mr. Healey’s IRA. Also includes 22,044 shares beneficially owned by Mr. Healey’s spouse.

Stock Option and Stock Appreciation Rights; Grants and Exercises

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent. The Board of Directors also approved the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, a total of 400,000 shares of Common Stock were available for issuance to key employees, including officers of the Company or any of its subsidiaries. In November 2005, 300,000 Common Stock options were issued to Dr. Qun Yi Zheng, the Company’s President.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company receives a monthly management fee of $21,000 from Kent International for management services. These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations. This arrangement may be terminated at will by either party. The monthly management fee revenue and offsetting expense is eliminated during consolidation. The Company is the beneficial owner of approximately 53.22% of Kent International’s outstanding Common Stock at December 31, 2006. Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.60% of the Company’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

On May 1, 2006, the Company entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of the Company and Kent International for an initial two year term at an annual salary of $140,000. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of the Company and Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $78,000 and $55,000 in the years ended December 31, 2006 and 2005, respectively. Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

(a) Exhibits

2.1	Agreement and Plan of Merger dated as of December 4, 2006 by and between Kent Financial Services, Inc., a Delaware Corporation and Kent Financial Services, Inc., a Nevada Corporation. (1)

2.2	Certificate of Ownership and Kent Financial Services, Inc. and Kent Financial Services, Inc., as filed with the Delaware Secretary of State on December 8, 2006. (2)

2.3	Articles of Merger of Kent Financial Services, Inc. and Kent Financial Services, Inc., as filed with the Nevada Secretary of State on December 13, 2006. (2)

3.1	Articles of Incorporation of Kent Financial Services, Inc. (1)

3.2	Bylaws of Kent Financial Services, Inc. (1)

10.1	Employment Agreement, dated December 1, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (3)**

10.2	Employment Agreement, dated May 15, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (4)**

10.3	Kent Financial Services 2005 Stock Option Plan, Form of Incentive Stock Option and Form of Non-Qualified Stock Option. (5)

21	Subsidiaries*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
___________________
* Filed herewith.
** Compensatory Plan

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed November 13, 2006, film number 061288318, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed on December 20, 2006, and incorporated herein by reference.
(3)	Incorporated by reference to Kent Financial Services, Inc., Form 10-KSB for the fiscal year ended December 31, 2002.
(4)	Incorporated by reference to Kent Financial Services, Inc., Form 8-K filed on May 1, 2006.
(5)	Incorporated by reference to Kent Financial Services, Inc., Form 8-K filed on December 2, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006 are $21,500. The aggregate fees, including expenses, billed by APM in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-QSB filed during the fiscal year ending December 31, 2006 were $11,577.

Audit Related Fees: The aggregate fees, including expenses, billed by APM in 2006, related to auditing restated financial statements for the years ended December 31, 2004 and 2003 were $5,000.

Tax Fees: The aggregate fees, including expenses, billed by APM in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2006 were $11,546.

All Other Fees: There were no other fees billed to the Company by either APM or Paritz during 2006.

Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by APM in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005; and its quarterly reports on Form 10-QSB filed during the fiscal year ending December 31, 2005 were $39,525.

Audit Related Fees: The aggregate fees, including expenses, billed by APM in 2005, related to auditing restated financial statements for the years ended December 31, 2004 and 2003 were $30,067.

Tax Fees: The aggregate fees, including expenses, billed by APM in connection with the preparation of income tax returns for the Company during the fiscal year ended December 31, 2005 were $7,875.

All Other Fees: There were no other fees billed to the Company by APM during 2005.

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

KENT FINANCIAL SERVICES, INC.

Dated: March 30, 2007	BY	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2007	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

Dated: March 30, 2007	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: March 30, 2007	/s/ Qun Yi Zheng
Qun Yi Zheng
President

Dated: March 30, 2007	/s/ William Mahomes, Jr.
William Mahomes, Jr.
Director

Dated: March 30, 2007	/s/ Casey K. Tjang
Casey K. Tjang
Director

Dated: March 30, 2007	/s/ M. Michael Witte
M. Michael Witte
Director