Form 10QSB
period 2007-03-31
KENT FINANCIAL SERVICES INC
filed 2007-05-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 18, 2007, the issuer had 2,795,504 shares of its common stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-QSB
For The Quarterly Period Ended March 31, 2007

PART I -	FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of March 31, 2007
(UNAUDITED)
($000 Omitted, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$162
Short-term investments	12,772
Marketable securities	147
Accounts receivable	56
Prepaid expenses and other current assets	61

Total current assets	13,198

Property and equipment, net of accumulated depreciation of $8	47

Goodwill	90

Other assets	61

Total assets	$13,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$338
Deferred revenue	11

Total current liabilities	349

Noncurrent liabilities:
Accrued post employment obligations	652

Minority interest in subsidiaries	5,210

Stockholders' equity:
Preferred stock without par value; 500,000 shares authorized; none outstanding	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,795,580 shares issued and outstanding	280
Additional paid-in capital	12,406
Accumulated deficit	(5,499)
Accumulated other comprehensive loss	(2)

Total stockholders' equity	7,185

Total liabilities and stockholders' equity	$13,396

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
($000 Omitted, except per share data)

	Three Months Ended
	March 31
	2007	2006
Revenues:
Seminar fees	$107	$51
Interest	159	141
Investing losses		(16)
Other income	101	16

Total revenues	367	192

Expenses:
General and administrative	427	400

Loss before income taxes, minority interest and extraordinary gain	(60)	(208)
Provision for income taxes	10	1
Loss before minority interest and extraordinary gain	(70)	(209)
Minority interest in subsidiaries losses	17	34

Loss before extraordinary item	(53)	(175)
Extraordinary gain due to purchase of subsidiary stock	-	10

Net loss	(53)	(165)

Other comprehensive loss:
Unrealized loss on available for sale securities	(2)	-

Comprehensive loss	$(55)	$(165)

Basic and diluted net loss per common share:
Loss per share before extraordinary gain	$(0.02)	$(0.06)
Extraordinary gain	-	-

Net loss per share	$(0.02)	$(0.06)

Weighted average number of common shares outstanding (in 000's)	2,799	2,804

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
($000 Omitted)

	Three Months Ended
	March 31
	2007	2006
Cash flows from operating activities:
Net loss	$(53)	$(165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Unrealized losses on securities owned		28
Interest receivable on short-term investments	(126)	(132)
Stock-based compensation expense	9	9
Extraordinary gain on purchase of stock of subsidiary		(10)
Minority interest in subsidiaries losses	(17)	(34)
Change in accounts receivable	19	(14)
Change in prepaid expenses and other assets	(33)
Change in accounts payable and accrued expenses	(19)	(28)
Change in deferred revenue	(12)

Net cash used in operating activities	(230)	(345)

Cash flows from investing activities:
Purchase of stock of subsidiary		(86)
Acquistion of property and equipment	(14)
Purchase of short-term investments	(1,174)	(440)
Sales and maturities of short-term investments	1,428	73

Net cash provided by (used in) investing activities	240	(453)

Cash flows from financing activities:
Repurchase of common stock by subsidiary	(6)
Repurchase of common stock	(9)	(5)

Net cash used in financing activities	(15)	(5)

Net decrease in cash and cash equivalents	(5)	(803)
Cash and cash equivalents at beginning of period	167	1,890

Cash and cash equivalents at end of period	$162	$1,087

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$6	$1

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending March 31, 2007 and 2006
(UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business. The Company owned approximately 53.25% of Kent International at March 31, 2007. All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills. Kent International’s activity is reported in the business development activities segment.

In November 2005, Dr. Qun Yi Zheng was named President of the Company and of Kent International. Under Dr. Zheng’s operational leadership, Kent International intends to pursue business opportunities in China and the United States. Additionally, Kent International is developing a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China. A beta version of the site was launched in February 2007 and a fully operational version is expected to be launched by the summer of 2007; however, possible technical, political and personnel issues may lead to delays.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the three months ended March 31, 2007 and 2006:

	Business Development Activities	Educational Services	All Other Operations	Eliminations	Consolidated Totals
Three Months Ended March 31, 2007
Revenues from external customers		$107	$101		$208
Management fees			63	$(63)
Interest revenue	$134	3	22		159

Total revenues	134	110	186	(63)	367

General and administrative expenses	(200)	(65)	(225)	63	(427)
Income tax expense		(10)			(10)
Minority interest	31	(14)			17

Net income (loss) by segment	$(35)	$21	$(39)	$-	$(53)

As of March 31, 2007
Total assets by segment	$10,874	$520	$2,002	$-	$13,396

	Business Development Activities	Educational Services	All Other Operations	Eliminations	Consolidated Totals
Three Months Ended March 31, 2006
Revenues from external customers		$51	$16		$67
Management fees			63	$(63)
Interest revenue	$115	1	25		141
Investing losses			(16)		(16)

Total revenues	115	52	88	(63)	192

General and administrative expenses	(180)	(57)	(226)	63	(400)
Income tax expense	(1)				(1)
Minority interest	32	2			34
Extraordinary gain			10		10

Net loss by segment	$(34)	$(3)	$(128)	$-	$(165)

As of March 31, 2006
Total assets by segment	$11,195	$375	$2,492	$-	$14,062

NOTE C - Securities Owned

Marketable securities owned as of March 31, 2007, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following (all numbers in thousands):

		March 31, 2007
	Percent Owned	Cost	Fair Value	Unrealized Gains (Losses)

GolfRounds.com, Inc.	5.62%	$132	$127	$(5)
All other equity securities	N/A	17	20	3

		$149	$147	$(2)

During the first quarter 2007, the Company reclassified its marketable securities from trading securities to available for sale securities. The Company’s securities are valued at fair value. Fair value is ordinarily the listed market price of the stock. If listed market prices are not indicative of fair value or if liquidating the Company’s position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors. Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies. Based on the criteria described above, securities owned at March 31, 2007 were valued at listed market prices for all but two positions; securities owned of GolfRounds.com, Inc. and Gaiam, Inc. were discounted 20% or approximately $35,000 from listed market prices.

Net unrealized losses on available for sale securities were approximately $2,000 for the quarter ended March 31, 2007. Net investing losses were $16,000 for the quarter ended March 31, 2006. These losses were the result of net unrealized losses on securities owned of approximately $28,000 offset by realized gains on securities transactions of approximately $12,000. As a result of the transfer in classification from trading securities to available for sale securities, unrealized losses during the quarter were recorded as an adjustment to accumulated other comprehensive losses in stockholder’s equity instead of a component of operating income. Accordingly, investing gains (losses) reported for the quarter ended March 31, 2007 are not comparable to those reported for the quarter ending March 31, 2006.

NOTE D - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended March 31, 2007.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. This program has no expiration date. During the quarter ended March 31, 2007, 4,212 shares were acquired for approximately $9,195 resulting in 101,424 shares remaining authorized for repurchase under the program. All shares repurchased under this plan have been cancelled and returned to the status of authorized but unissued shares.

NOTE E - Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. The Company had 300,000 common stock options outstanding at March 31, 2007 and 2006. Because the Company had losses in the three months ended March 31, 2007 and 2006, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculations.

NOTE F - Stock Option Plans

The Company has issued certain common stock options to its President. At March 31, 2007, the Company had 300,000 common stock options outstanding.

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment,” (“SFAS 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006. As a result, the Company recorded approximately $9,000 in stock-based compensation expense for the three month periods ending March 31, 2007 and 2006.

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

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants. At March 31, 2007, Kent International had 290,000 common stock options outstanding. Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

Until December 31, 2005, Kent International applied APB 25 and related interpretations in accounting for its options. Accordingly, no compensation cost had been recognized for common stock options issued. In January 2006, Kent International adopted SFAS 123(R). As all outstanding common stock options were fully vested prior to January 1, 2006, no compensation expense was recognized in the financial statements in the three month periods ending March 31, 2007 and 2006.

NOTE G - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services. These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations. This arrangement may be terminated at will by either party. The monthly management fee revenue and offsetting expense is eliminated during consolidation. The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at March 31, 2007. Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.04% of the Company’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $24,000 and $22,000 in the three months ended March 31, 2007 and 2006, respectively. Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

NOTE I - Net Operating Loss Carryforwards

As of December 31, 2006, the Company had approximately $3 million of net operating loss carryforwards (“NOL”) for income tax purposes. In addition, Kent International had approximately $81 million of NOL and $2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL’s and tax credit carryforwards expire in various years from 2007 through 2026. The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax assets as of March 31, 2007 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE J - New Accounting Pronouncements

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

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, of Kent Financial Services, Inc. (“Kent” or the “Company”) as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Results of Operations

The Company had a net loss of $53,000 or $.02 basic and diluted loss per share, for the three months ended March 31, 2007 compared to a net loss of $165,000, or $.06 basic and diluted loss per share for the comparable quarter in 2006. The decrease in the net loss was mainly the result of increased interest revenue, seminar fees and administrative fees paid by an un-affiliated investment company offset by increased business development and website operational expenses during the period.

Revenue

Seminar fees based on seminars held by The Academy increased to $107,000 for the three months ended March 31, 2007 compared to $51,000 for the three months ended March 31, 2006. This increase is a result of an increase in marketing efforts and name recognition during The Academy’s second full year of operations. The Company recognizes seminar revenue when the services are provided.

Interest income was $159,000 and $141,000 for the periods ending March 31, 2007 and 2006, respectively, an increase of $18,000 due to higher yields on invested balances.

The Company did not realize gains or losses on securities transactions during the three month period ended March 31, 2007; however, realized gains on securities transactions were approximately $12,000 for the three months ended March 31, 2006. Net investing losses were $2,000 and $16,000 for the three months ended March 31, 2007 and 2006, respectively. Net unrealized losses on securities owned were approximately $2,000 and $28,000 for the three months ended March 31, 2007 and 2006, respectively. As a result of the transfer in classification from trading securities to available for sale securities, unrealized losses during the quarter ending March 31, 2007 were recorded as an adjustment to accumulated other comprehensive losses in stockholder’s equity instead of a component of operating income. Accordingly, investing gains (losses) reported for the quarter ended March 31, 2007 are not comparable to those reported for the quarter ending March 31, 2006.

For the three months ended March 31, 2007, other income increased to $101,000 from $16,000 for the three months ended March 31, 2006 caused primarily by the increase in administrative fees paid by an un-affiliated investment company. As these administrative fees fluctuate based on the performance of the investment company, we cannot be certain they will recur.

Expenses

General and administrative expenses were $427,000 in the three months ended March 31, 2007 compared to $400,000 in the three months ended March 31, 2006, an increase of $27,000. This increase can be attributed to expenses incurred by Kent International associated with operating www.chinauspals.com including approximately $4,000 in salary and benefits for a Marketing Director, $2,000 for depreciation, and $4,000 for hosting fees and marketing materials. Additionally, expenses incurred by The Academy for seminars held increased approximately $11,000

Liquidity and Capital Resources

At March 31, 2007, the Company had cash and cash equivalents of $162,000. Cash and cash equivalents consist of cash held in banks and brokerage firms. The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of $12.8 million at March 31, 2007 with yields ranging from 5.04% to 5.17%. Working capital at March 31, 2007 was approximately $12.8 million. Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $230,000 in the three months ended March 31, 2007, compared to net cash used in operations of $345,000 in the comparable period of 2006. Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities. The decrease in net cash used in operations for the three months ended March 31, 2007 from the comparable period in 2006 resulted from the receipt of a larger than average administrative fee paid by an unaffiliated investment company offset by increased expenses in 2007 for business development activities and website operations as discussed above. If net cash used in operations for the three months ended March 31, 2007 were adjusted to eliminate the larger than average administrative fee, the net result would be $327,000 net cash used in operations.

Net cash of $240,000 was provided by investing activities during the period ended March 31, 2007 by the sales and maturities of short-term investments of $1.428 million offset by the purchase of short-term investments of $1.174 million and capitalized costs for the development of www.chinauspals.com. During the period ended March 31, 2006, the Company used $453,000 in investing activities for the purchase of short-term investments of $440,000 and the purchase of additional shares of Kent International of $86,000 offset by the sales and maturities of short-term investments of $73,000.

Net cash used in financing activities for the repurchase of the Company’s common stock, was $9,000 and $5,000 in the periods ended March 31, 2007 and 2006, respectively. Kent International also used approximately $6,000 to repurchase their stock in the quarter ended March 31, 2007.

Other Disclosures - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services. These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations. This arrangement may be terminated at will by either party. The monthly management fee revenue and offsetting expense is eliminated during consolidation. The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at March 31, 2007. Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.04% of the Company’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $24,000 and $22,000 in the three months ended March 31, 2007 and 2006, respectively. Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. -	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

Small Business Issuer Purchases of Equity Securities (1)
Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007				105,418
February 1, 2007 - February 28, 2007	112	$2.27	112	105,306
March 1, 2007 - March 31, 2007	4,100	2.18	4,100	101,206
Total	4,212	$2.18	4,212	101,206

(1)	In August 2004, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 200,000 shares of its common stock. This program has no expiration date.

ITEM 3. -	Defaults Upon Senior Securities

None.

ITEM 4. -	Submission of Matters to a Vote of Security Holders

None.

ITEM 5. -	Other Information

None.

ITEM 6. -	Exhibits

(a)	Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorpora-tion. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated December 31, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

10.2	Employment Agreement dated May 1, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc., Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: May 11, 2007	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer, and officer duly authorized to sign on behalf of the small business issuer)