Form 10QSB
period 2007-06-30
KENT FINANCIAL SERVICES INC
filed 2007-07-31
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

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

Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of July 31, 2007, the issuer had 2,792,250 shares of its common stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one).	Yes ☐ No ☒

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-QSB
For The Quarterly Period Ended June 30, 2007

PART I-	FINANCIAL INFORMATION
Item 1.-	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of June 30, 2007
(UNAUDITED)
($000 Omitted, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$291
Short-term investments	12,540
Marketable securities	120
Accounts receivable	58
Prepaid expenses and other current assets	50

Total current assets	13,059

Property and equipment, net of accumulated depreciation of $7	7

Goodwill	90

Other assets	65

Total assets	$13,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$348
Deferred revenue	18

Total current liabilities	366

Noncurrent liabilities:
Accrued post employment obligations	659

Minority interest in subsidiaries	5,154

Stockholders' equity:
Preferred stock without par value;
500,000 shares authorized;
none outstanding	-
Common stock, $.10 par value;
8,000,000 shares authorized;
2,792,250 shares issued and outstanding	279
Additional paid-in capital	12,408
Accumulated deficit	(5,646)
Accumulated other comprehensive income	1

Total stockholders' equity	7,042

Total liabilities and stockholders' equity	$13,221

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000 Omitted, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Seminar fees	$124	$116	$231	$167
Interest	157	147	316	288
Investing gains (losses)	7	5	7	(11)
Other income	19	11	120	27

Total revenues	307	279	674	471

Expenses:
General and administrative	482	474	909	874
Write off capitalized software costs	38		38

Total expenses	520	474	947	874

Loss before income taxes, minority interest and extraordinary gain	(213)	(195)	(273)	(403)
Provision for income tax benefit (expense)	10	(6)		(7)
Loss before minority interest and extraordinary gain	(203)	(201)	(273)	(410)
Minority interest in subsidiaries losses	56	25	73	59

Loss before extraordinary item	(147)	(176)	(200)	(351)
Extraordinary gain due to purchase of subsidiary stock	-	18	-	28

Net loss	(147)	(158)	(200)	(323)

Other comprehensive income:
Unrealized gain on available for sale securities	3		1

Comprehensive loss	$(144)	$(158)	$(199)	$(323)

Basic and diluted net loss per common share:
Loss per share before extraordinary gain	$(0.05)	$(0.06)	$(0.07)	$(0.13)
Extraordinary gain		0.01		0.01

Net loss per share	$(0.05)	$(0.05)	$(0.07)	$(0.12)

Weighted average number of common shares outstanding (in 000's)	2,794	2,803	2,796	2,803

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000 Omitted)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(200)	$(323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	1
Write off capitalized software costs	38
Unrealized losses on securities owned		35
Interest receivable on short-term investments	5	(14)
Stock-based compensation expense	18	18
Extraordinary gain on purchase of stock of subsidiary		(28)
Minority interest in subsidiaries losses	(73)	(59)
Change in accounts receivable	17
Change in prepaid expenses and other assets	(26)	(70)
Change in accounts payable and accrued expenses	(2)	(18)
Change in deferred revenue	(5)

Net cash used in operating activities	(224)	(458)

Cash flows from investing activities:
Purchase of stock of subsidiary		(192)
Acquistion of property and equipment	(14)
Sale of marketable securities	30
Purchase of short-term investments	(12,594)	(12,068)
Sales and maturities of short-term investments	12,948	12,200

Net cash provided by (used in) investing activities	370	(60)

Cash flows from financing activities:
Repurchase of common stock by subsidiary	(6)	(5)
Repurchase of common stock	(16)	(68)

Net cash used in financing activities	(22)	(73)

Net increase (decrease) in cash and cash equivalents	124	(591)
Cash and cash equivalents at beginning of period	167	1,890

Cash and cash equivalents at end of period	$291	$1,299

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$6	$7

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending June 30, 2007 and 2006
(UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B– Business and Segment Information

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.25% of Kent International at June 30, 2007.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

In November 2005, Dr. Qun Yi Zheng was named President of the Company and of Kent International.  Under Dr. Zheng’s operational leadership, Kent International intends to pursue business opportunities in China, Eastern Europe and the United States.  Additionally, Kent International has developed a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  Chinauspals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.

We face the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

The education services segment represents the activity of Kent Educational; which is a wholly owned subsidiary of the Company that has a 60% controlling interest in the Academy for Teaching and Leadership, Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provides educators various programs designed to improve themselves, their students, and their schools.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the three and six months ended June 30, 2007 and 2006:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Three Months Ended June 30, 2007
Revenues from external customers	$12	$124	$7		$143
Management fees			107	$(107)
Interest revenue	132	3	22		157
Investing gains			7		7

Total revenues	144	127	143	(107)	307

General and administrative expenses	(198)	(170)	(221)	107	(482)
Income tax benefit		10			10
Minority interest	43	13			56
Write off capitalized software costs	(38)				(38)

Net loss by segment	$(49)	$(20)	$(78)	-	$(147)

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Six Months Ended June 30, 2007
Revenues from external customers	$12	$231	$108		$351
Management fees			170	$(170)
Interest revenue	266	7	43		316
Investing gains			7		7

Total revenues	278	238	328	(170)	674

General and administrative expenses	(398)	(236)	(445)	170	(909)
Minority interest	74	(1)			73
Write off capitalized software costs	(38)				(38)

Net income (loss) by segment	$(84)	$1	$(117)	-	$(200)

As of June 30, 2007
Total assets by segment	$10,783	$488	$1,950	-	$13,221

Three Months Ended June 30, 2006
Revenues from external customers		$116	$11		$127
Management fees			63	$(63)
Interest revenue	$121	3	23		147
Investing gains			5		5

Total revenues	121	119	102	(63)	279

General and administrative expenses	(219)	(64)	(254)	63	(474)
Income tax expense		(1)	(5)		(6)
Minority interest	47	(22)			25
Extraordinary gain			18		18

Net income (loss) by segment	$(51)	$32	$(139)	-	$(158)

Six Months Ended June 30, 2006
Revenues from external customers		$167	$27		$194
Management fees			126	$(126)
Interest revenue	$236	4	48		288
Investing losses			(11)		(11)

Total revenues	236	171	190	(126)	471

General and administrative expenses	(400)	(122)	(478)	126	(874)
Income tax expense	(1)	(1)	(5)		(7)
Minority interest	78	(19)			59
Extraordinary gain			28		28

Net income (loss) by segment	$(87)	$29	$(265)	-	$(323)

As of June 30, 2006
Total assets by segment	$11,016	$452	$2,237	-	$13,705

NOTE C -Securities Owned

Marketable securities owned as of June 30, 2007, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following (all numbers in thousands):

		June 30, 2007

	Percent Owned	Cost	Fair Value	Unrealized Gains (Losses)

GolfRounds.com, Inc.	4.35%	$102	$99	$(3)
All other equity securities	N/A	17	21	4

		$119	$120	$1

During the first quarter of 2007, the Company reclassified its marketable securities from trading securities to available for sale securities.  The Company’s securities are valued at fair value.  Fair value is ordinarily the listed market price of the stock.  If listed market prices are not indicative of fair value or if liquidating the Company’s position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors.  Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies.  Based on the criteria described above, securities owned at June 30, 2007 were valued at listed market prices for all but two positions; securities owned of GolfRounds.com, Inc. and Gaiam, Inc. were discounted 20% or approximately $28,000 from listed market prices.

Net unrealized gains on available for sale securities were approximately $3,000 and $1,000 for the three and six months ended June 30, 2007, respectively and realized gains were approximately $7,000 for the three and six months ending June 30, 2007.  Net investing gains (losses) were $5,000 and ($11,000) for the three and six months ended June 30, 2006.  Net unrealized losses on securities owned were approximately $6,000 and $35,000 for the three and six months ended June 30, 2006.  Realized gains on securities transactions were $11,000 and $24,000 for the three and six months ended June 30, 2006.  As a result of the transfer in classification from trading securities to available for sale securities, unrealized losses during the three and six months ended June 30, 2007 were recorded as an adjustment to accumulated other comprehensive income in stockholder’s equity instead of a component of operating income.  Accordingly, investing gains (losses) reported for those periods are not comparable to those reported for the same periods ending June 30, 2006.

NOTE D -Capital Stock Activity

Dividends

No dividends were declared or paid during the three and six months ended June 30, 2007.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  During the quarter ended June 30, 2007, 3,330 shares were acquired for approximately $7,083 resultingin 97,876 shares remaining authorized for repurchase under the program.  All shares repurchased under this plan have been cancelled and returned to the status of authorized but unissued shares.

NOTE E -Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had 300,000 common stock options outstanding at June 30, 2007 and 2006.  Because the Company had losses in the three and six months ended June 30, 2007 and 2006, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculations.

NOTE F - Stock Option Plans

The Company has issued certain common stock options to its President.  At June 30, 2007, the Company had 300,000 common stock options outstanding.

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment,” (“SFAS 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”)  SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005.  The Company adopted SFAS 123(R) on January 1, 2006.  As a result, the Company recorded approximately $9,000 and $18,000 in stock-based compensation expense for the three and six month periods ending June 30, 2007 and 2006, respectively.

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

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2007, Kent International had 290,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

Until December 31, 2005, Kent International applied APB 25 and related interpretations in accounting for its options.  Accordingly, no compensation cost had been recognized for common stock options issued.  In January 2006, Kent International adopted SFAS 123(R).  As all outstanding common stock options were fully vested prior to January 1, 2006, no compensation expense was recognized in the financial statements in the three and six month periods ending June 30, 2007 and 2006.

NOTE G -Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at June 30, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.1% of the Company’s outstanding common stock.  Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $26,555 and $50,554 in the three and six months ended June 30, 2007, respectively and $15,879 and $35,285 in the three and six months ended June 30, 2006, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

The Company received a non-recurring management fee of $44,400 from The Academy in the three and six months ended June 30, 2007.  The Academy is a 60% controlled subsidiary of Kent Educational, a wholly owned subsidiary of the Company.  The Academy also paid a consulting fee of $29,600 during the three and six months ended June 30, 2007 to Dr. Saul Cooperman, the Chairman and 40% owner of the Academy.

NOTE H -Legal Proceedings

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

NOTE I – Net Operating Loss Carryforwards

As of December 31, 2006, the Company had approximately $3 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $81 million of NOL and $2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2007 through 2026.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2007 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording avaluation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE J– Financial Advisor and Placement Agent Agreement

Kent International has been retained by Eastern Environment Solutions Corp. (“EESC”), a publicly traded waste management company based in Harbin, China, as financial advisor and placement agent in connection with a private offering of securities.  Pursuant to an agreement between EESC and Kent International, EESC agreed to pay Kent International (i) a fee of $10,000 for the preparation of a placement memorandum, (ii) a fee equal to six percent of the capital provided to EESC at the closing of a successful placement of securities, and (iii) five year common stock purchase warrants equal to six percent of the shares placed at a price per share equal to the same price per share as those issued in the transaction (i.e. if 5,000,000 shares are issued for $8,750,000, Kent International would receive warrants to purchase 300,000 shares at $1.75 per share).  Any fees paid to Kent International under clause (i) would be deducted from any fee to which Kent International is entitled under clause (ii).  A placement memorandum was prepared and delivered to EESC in June 2007.

NOTE K - New Accounting Pronouncements

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

Results of Operations

The Company had a net loss of $147,000 or $.05 basic and diluted loss per share, for the three months ended June 30, 2007 compared to a net loss of $158,000, or $.05 basic and diluted loss per share for the comparable quarter in 2006.  For the six months ended June 30, 2007, the net loss was $200,000 or $.07 basic and diluted loss per share, compared to a loss of $323,000 or $.12 basic and diluted loss per share for the comparable period in 2006.  The decrease in the net loss was mainly the result of increased interest revenue, seminar fees and administrative fees paid by an un-affiliated investment company offset by increased business development and website operational expenses during the period.

Revenue

Seminar fees based on seminars held by The Academy for Teaching and Leadership, Inc. (“The Academy”) increased to $124,000 and $231,000 for the three and six months ended June 30, 2007, respectively, compared to $116,000 and $167,000 for the three and six months ended June 30, 2006, respectively.  This increase is a result of an increase in marketing efforts and name recognition during The Academy’s second full year of operations.  The Company recognizes seminar revenue when the services are provided.

Interest income increased to $157,000 and $316,000 for the three and six months ended June 30, 2007, respectively, from $147,000 and $288,000 for the three and six months ended June 30, 2006, respectively. These increases resulted principally from higher yields on invested balances.

Realized gains on securities transactions were approximately $7,000 for the three and six months ending June 30, 2007.  Net investing gains (losses) were $5,000 and ($11,000) for the three and six months ended June 30, 2006, respectively.  Realized gains were $12,000 and $24,000 offset by unrealized losses of $7,000 and $33,000 for the three and six months ended June 30, 2006, respectively.  As a result of the transfer in classification from trading securities to available for sale securities, unrealized losses during the three and six month periods ending June 30, 2007 were recorded as an adjustment to accumulated other comprehensive income in stockholder’s equity instead of a component of operating income.  Accordingly, investing gains (losses) reported for the three and six months ended June 30, 2007 are not comparable to those reported for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2007, other income increased to $19,000 and $120,000, respectively, from $11,000 and $27,000 for the three and six months ended June 30, 2006, respectively, caused primarily by the increase in administrative fees paid by an un-affiliated investment company.  As these administrative fees fluctuate based on the performance of the investment company, we cannot be certain they will recur.

Expenses

General and administrative expenses increased to $482,000 and $909,000 for the three and six months ended June 30, 2007 from $474,000 and $874,000 for the same periods in 2006.  The increases of 1.7% and 4.0% for the three and six month periods resulted from increases in expenses related to the operation of www.chinauspals.com by Kent International and expenses related to seminars produced by The Academy offset by decreases in expenses related to international travel associated with our ongoing business development activities.

Our consolidated subsidiary, Kent International recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

Liquidity and Capital Resources

At June 30, 2007, the Company had cash and cash equivalents of approximately $291,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of $12.5 million at June 30, 2007 with yields ranging from 4.86% to 5.12%.  Working capital at June 30, 2007 was approximately $12.7 million. Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $224,000 in the six months ended June 30, 2007, compared to net cash used in operations of $458,000 in the comparable period of 2006.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the timing of interest received on short term investments, the timing of payments for accounts payable and the receipt of a larger than average administrative fee paid by an unaffiliated investment company not an indication of decreasing expenses.  If net cash used in operations for the six months ended June 30, 2007 were adjusted to eliminate the larger than average administrative fee, the net result would be $320,000 net cash used in operations.

Net cash of $370,000 was provided by investing activities during the six months ended June 30, 2007 by the sales and maturities of short-term investments of $12.928 million offset by the purchase of short-term investments of $12.594 million and $14,000 for capitalized costs related to the development of www.chinauspals.com.  The Company used $60,000 for investing activities during the period ended June 30, 2006 for the purchase of short-term investments of $12 million and the purchase of additional shares of Kent International of $192,000 offset by the sales and maturities of short-term investments of $12.2 million.

The Company used $16,000 for financing activities in the six months ended June 30, 2007 to repurchase 7,542 shares of common stock compared to the $5,000 used for financing activities in the six months ended June 30, 2006 to repurchase 2,043 shares of common stock.  Kent International also used approximately $6,000 and $68,000 to repurchase their stock in the six months ended June 30, 2007 and 2006, respectively.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at June 30, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.1% of the Company’s outstanding common stock.  Qun Yi Zheng, President of the Company is also the President of Kent International and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $26,555 and $50,554 in the three and six months ended June 30, 2007, respectively and $15,879 and $35,285 in the three and six months ended June 30, 2006, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

The Company received a non-recurring management fee of $44,400 from The Academy in the three and six months ended June 30, 2007.  The Academy is a 60% controlled subsidiary of Kent Educational, a wholly owned subsidiary of the Company.  The Academy also paid a consulting fee of $29,600 during the three and six months ended June 30, 2007 to Dr. Saul Cooperman, the Chairman and 40% owner of the Academy.

Other Disclosures – Financial Advisory Agreement

Kent International has been retained by Eastern Environment Solutions Corp. (“EESC”), a publicly traded waste management company based in Harbin, China, as financial advisor and placement agent in connection with a private offering of securities.  Pursuant to an agreement between EESC and Kent International, EESC agreed to pay Kent International (i) a fee of $10,000 for the preparation of a placement memorandum, (ii) a fee equal to six percent of the capital provided to EESC at the closing of a successful placement of securities, and (iii) five year common stock purchase warrants equal to six percent of the shares placed at a price per share equal to the same price per share as those issued in the transaction (i.e. if 5,000,000 shares are issued for $8,750,000, Kent International would receive warrants to purchase 300,000 shares at $1.75 per share).  Any fees paid to Kent International under clause (i) would be deducted from any fee to which Kent International is entitled under clause (ii).  A placement memorandum was prepared and delivered to EESC in June 2007.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. -	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

To achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in the third quarter of fiscal 2007, the system and process documentation and evaluation needed to comply with Section 404.

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

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

Small Business Issuer Purchases of Equity Securities (1)
Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	76	$2.26	76	101,130
May 1, 2007 - May 31, 2007	3,254	$2.12	3,254	97,876
June 1, 2007 - June 30, 2007	-	-	-	97,876
Total	3,330	$2.12	3,330	97,876

(1)	In August 2004, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 200,000 shares of its common stock. This program has no expiration date.

ITEM 3. -	Defaults Upon Senior Securities

None.

ITEM 4.-	Submission of Matters to a Vote of Security Holders

None.

ITEM 5. -	Other Information

On June 25, 2007, our board of directors, believing it to be in the best interests of Kent and our stockholders, approved a proposed amendment to our articles of incorporation to opt out of the provisions of Sections 78.378 to 78.3793, inclusive, of the Nevada Revised Statutes regarding the acquisition of a controlling interest in the Company.  Our board of directors has approved an amendment to our articles opting us out of these anti-takeover provisions.  The board believes that opting out of these provisions will provide the Company and its stockholders with greater flexibility in participating in certain business transactions including acquisitions or sales of shares by facilitating the sale of a controlling interest in the Company.  Nevada law permits the holders of a majority of our outstanding shares to approve the amendment by written consent without holding a meeting.  To avoid the significant costs and delays associated with holding a meeting, our board elected to seek approval of the amendment by written consent of our majority stockholder.  On June 25, 2007, Paul O. Koether, the beneficial holder of 1,538,689 shares of our common stock, which represented approximately 55.1% of the shares entitled vote on the amendment to the articles, consented in writing without a meeting to the amendment. As a result, no further votes are required.  The proposed amendment to the Company’s articles of incorporation will become effective upon filing of a certificate of amendment to our articles of incorporation with the Nevada Secretary of State.  Pursuant to Rule 14c-2 under the Exchange Act, the proposed amendment may not be filed until twenty calendar days after the mailing of this information statement to our stockholders.  We anticipate filing the amendment immediately following the expiration of the twenty-day waiting period.  However, our board of directors retains discretion under Nevada law not to implement the amendment. If our board exercises this discretion, our articles will not change.

ITEM 6. -	Exhibits

(a)	Exhibits

	3.1	Articles of Incorporation of Kent Financial Services, Inc. (1)

	3.2	Bylaws of Kent Financial Services, Inc. (1)

	10.1	Employment Agreement dated December 31, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (2) **

	10.2	Employment Agreement dated May 1, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (3) **

	10.3	Kent Financial Services 2005 Stock Option Plan, Form of Incentive Stock Option and Form of Non-Qualified Stock Option. (4)

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed November 13, 2006, film number 061288318, and incorporated herein by reference.
(2)	Incorporated by reference to Kent Financial Services, Inc., Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.
(4)	Incorporated by reference to Kent Financial Services, Inc., Form 8-K filed on December 2, 2005.

*	Filed Herewith
**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: July 31, 2007	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer, and office duly authorized to sign on behalf of the small business issuer)