Form 10QSB
period 2007-09-30
KENT FINANCIAL SERVICES INC
filed 2007-11-13
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________.

Commission File No.: 1-07986

Kent Financial Services, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Pennbrook Road, PO Box 97, Far Hills, NJ 07931
(Address of principal executive offices)

(908) 766-7221
(Issuer's telephone number)

376 Main Street, PO Box 74, Bedminster, NJ 07921
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
Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of November 12, 2007, the issuer had 2,792,082 shares of its common stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one).     Yes  ☐    No  ☒

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-QSB
For The Quarterly Period Ended September 30, 2007

PART I -	FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of September 30, 2007
(UNAUDITED)
($000 Omitted, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$74
Short-term investments	12,418
Marketable securities	121
Accounts receivable	79
Prepaid expenses and other current assets	30

Total current assets	12,722

Property and equipment, net of accumulated depreciation of $1	6

Goodwill	90

Other assets	98

Total assets	$12,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$295

Noncurrent liabilities:
Accrued post employment obligations	671

Minority interest in subsidiaries	5,090

Stockholders' equity:
Preferred stock without par value; 500,000 shares authorized; none outstanding	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,792,250 shares issued and outstanding	279
Additional paid-in capital	12,414
Accumulated deficit	(5,834)
Accumulated other comprehensive income	1

Total stockholders' equity	6,860

Total liabilities and stockholders' equity	$12,916

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000 Omitted, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Seminar fees	$125	$108	$356	$275
Interest	153	165	469	453
Investing gains		11	7
Sale of patent rights by subsidiary		50		50
Other income	9	13	129	40

Total revenues	287	347	961	818

Expenses:
General and administrative	517	488	1,426	1,361
Write off capitalized software costs			38

Total expenses	517	488	1,464	1,361

Loss before income taxes, minority interest and extraordinary gain	(230)	(141)	(503)	(543)
Provision for income tax benefit (expense)		(1)		(8)
Loss before minority interest and extraordinary gain	(230)	(142)	(503)	(551)
Minority interest in subsidiaries losses	65	16	138	75

Loss before extraordinary item	(165)	(126)	(365)	(476)
Extraordinary gain due to purchase of subsidiary stock				28

Net loss	(165)	(126)	(365)	(448)

Other comprehensive income:
Unrealized gain on available for sale securities			1

Comprehensive loss	$(165)	$(126)	$(364)	$(448)

Basic and diluted net loss per common share:
Loss per share before extraordinary gain	$(0.06)	$(0.04)	$(0.13)	$(0.17)
Extraordinary gain				0.01

Net loss per share	$(0.06)	$(0.04)	$(0.13)	$(0.16)

Weighted average number of common shares outstanding (in 000's)	2,793	2,801	2,795	2,803

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000 Omitted)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(365)	$(448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5	2
Write off capitalized software costs	38
Unrealized losses on securities owned		23
Interest receivable on short-term investments	(116)	(154)
Stock-based compensation expense		27
Extraordinary gain on purchase of stock of subsidiary		(28)
Minority interest in subsidiaries losses	(138)	(75)
Change in accounts receivable	(4)	(121)
Change in prepaid expenses and other assets	(39)
Change in accounts payable and accrued expenses	(43)	14
Change in deferred revenue	(23)

Net cash used in operating activities	(685)	(760)

Cash flows from investing activities:
Purchase of stock of subsidiary		(192)
Acquistion of property and equipment	(14)
Sale of marketable securities	30
Purchase of short-term investments	(14,013)	(12,601)
Sales and maturities of short-term investments	14,611	12,278

Net cash provided by (used in) investing activities	614	(515)

Cash flows from financing activities:
Repurchase of common stock by subsidiary	(6)	(12)
Repurchase of common stock	(16)	(68)

Net cash used in financing activities	(22)	(80)

Net decrease in cash and cash equivalents	(93)	(1,355)
Cash and cash equivalents at beginning of period	167	1,890

Cash and cash equivalents at end of period	$74	$535

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$6	$8

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending September 30, 2007 and 2006
(UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business through an acquisition or merger.  Kent Financial Services owned approximately 53.25% of Kent International at September 30, 2007.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

Additionally, Kent International has developed a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  Chinauspals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.

We face the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.

The Company does not expect that these activities will generate any significant revenues for an indefinite period, as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

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

The allocation of resources for educational purposes is currently under great scrutiny in New Jersey.  Funding for public schools in New Jersey comes from either State aid or local property taxes.  Although property taxes have increased rapidly in New Jersey over the last seven years, this has not resulted in additional educational expenditures, because the State of New Jersey has at the same time reduced its aid allocated to public schools.  It is impossible to foresee the future developments of property taxes and educational State aid.  As public schools in New Jersey are currently our primary customer, our revenue growth is restricted by any limitation on these resources.

The following table summarizes the assets and operations of the Company’s segments as of and for the three and nine months ended September 30, 2007 and 2006:

	Business Development Activities	Educational Services	All Other Operations	Eliminations	Consolidated Totals
Three Months Ended September 30, 2007
Revenues from external customers		$125	$7		$132
Management fees			63	$(63)
Interest	$131	2	20		153
Oher income	2				2

Total revenues	133	127	90	(63)	287

General and administrative expenses	(287)	(109)	(184)	63	(517)
Minority interest	72	(7)			65

Net income (loss) by segment	$(82)	$11	$(94)	-	$(165)

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Nine Months Ended September 30, 2007
Revenues from external customers		$356	$115		$471
Management fees			233	$(233)
Interest	$397	9	63		469
Investing gains			7		7
Other Income	14				14

Total revenues	411	365	418	(233)	961

General and administrative expenses	(685)	(345)	(629)	233	(1,426)
Minority interest	146	(8)			138
Write off capitalized software costs	(38)				(38)

Net income (loss) by segment	$(166)	$12	$(211)	-	$(365)

As of September 30, 2007
Total assets by segment	$10,582	$514	$1,820	-	$12,916

Three Months Ended September 30, 2006
Revenues from external customers		$108	$5		$113
Management fees			63	$(63)
Interest	$137	3	25		165
Investing gains			11		11
Other income	50		8		58

Total revenues	187	111	112	(63)	347

General and administrative expenses	(205)	(130)	(216)	63	(488)
Income tax expense			(1)		(1)
Minority interest	9	7			16

Net loss by segment	$(9)	$(12)	$(105)	-	$(126)

Nine Months Ended September 30, 2006
Revenues from external customers		$275	$32		$307
Management fees			189	$(189)
Interest	$373	7	73		453
Other Income	50		8		58

Total revenues	423	282	302	(189)	818

General and administrative expenses	(605)	(252)	(693)	189	(1,361)
Income tax expense	(1)	(1)	(6)		(8)
Minority interest	87	(12)			75
Extraordinary gain			28		28

Net income (loss) by segment	$(96)	$17	$(369)	-	$(448)

As of September 30, 2006
Total assets by segment	$11,008	$439	$2,152	-	$13,599

NOTE C – Separation Agreement

Effective August 31, 2007, the Company, Kent International, and their subsidiaries and affiliates entered into a separation and general release agreement (the "Agreement") with Dr. Qun Yi Zheng.  Until that date, Dr. Zheng was the Company’s President and Kent International’s President and a member of Kent International’s Board of Directors.

The terms of the Agreement stipulate that Kent International will:

1.	release Dr. Zheng from his obligations under his employment agreement dated November 1, 2005;
2.	allow Dr. Zheng to continue to have the use of a Mercedes Benz automobile and automobile insurance until February 23, 2008;
3.	pay Dr. Zheng a lump sum severance of $130,000;
4.	assign to Dr. Zheng all present contracts with Schering-Plough totaling approximately $6,000 together with any related liabilities.

In return, Dr. Zheng agreed that he would resign effective August 31, 2007 from employment and from all officer and directorship positions in the Company, Kent International and their subsidiaries and affiliates.

NOTE D -Securities Owned

Marketable securities owned as of September 30, 2007, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following (all numbers in thousands):

		September 30, 2007

	Percent Owned	Cost	Fair Value	Unrealized Gains (Losses)

GolfRounds.com, Inc.	4.35%	$102	$97	$(5)
All other equity securities	N/A	17	23	6

		$119	$120	$1

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

NOTE E - Operating Leases

The Company and Kent International had leased office space at 376 Main Street, Bedminster, New Jersey from an unaffiliated company for $3,600 per month ($43,200 annually).  In order to reduce costs, the Company terminated this lease effective September 30, 2007.  The Company’s administrative offices are now located at 211 Pennbrook Road, Far Hills, New Jersey.

NOTE F -Capital Stock Activity

Dividends

No dividends were declared or paid during the three and nine months ended September 30, 2007.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarter ended September 30, 2007; however, during the nine months ended September 30, 2007, 7,542 shares were acquired for approximately $16,278 resulting in 97,876 shares remaining authorized for repurchase under the program.  All shares repurchased under this plan have been cancelled and returned to the status of authorized but unissued shares.

NOTE G -Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options outstanding at September 30, 2007 and 300,000 outstanding at September 30, 2006.  Because the Company had losses in the three and nine months ended September 30, 2007 and 2006, any stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculations.

NOTE H - Stock Option Plans

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

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  Subsequently, 300,000 options were awarded to Dr. Qun Yi Zheng as President of Kent on the same date.  33,000 of these options were immediately exercisable with an additional 33,000 becoming exercisable on the first eight anniversaries of the grant date.  On August 31, 2007, the effective date of Dr. Zheng’s resignation, the 66,000 common stock options that had become exercisable were forfeited as were the 234,000 options that were still unexercisable.  The Company did not record stock-based compensation expense for the nine months ended September 30, 2007 as no options were earned during this period; however, approximately $9,000 and $27,000 in stock-based compensation expense was recorded for the three and nine month periods ending September 30, 2006.  At September 30, 2007, the Company had no common stock options outstanding.

All options granted had an exercise price equal to or less than the market price of the Company’s stock on the grant date.  For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 29 percent; risk free interest rates of 4.37 percent; and weighted average expected duration of 7 years.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At September 30, 2007, Kent International had 120,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

Until December 31, 2005, Kent International applied APB 25 and related interpretations in accounting for its options.  Accordingly, no compensation cost had been recognized for common stock options issued.  In January 2006, Kent International adopted SFAS 123(R).  As all outstanding common stock options were fully vested prior to January 1, 2006, no compensation expense was recognized in the financial statements in the three and nine month periods ending September 30, 2007 and 2006.

NOTE I -Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at September 30, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.18% of the Company’s outstanding common stock and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $19,398.73 and $69,854 in the three and nine months ended September 30, 2007, respectively and $22,336 and $49,032 in the three and nine months ended September 30, 2006, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

The Company received a non-recurring management fee of $44,400 from The Academy in June 2007.  The Academy is a 60% controlled subsidiary of Kent Educational, a wholly owned subsidiary of the Company.  The Academy also paid a consulting fee of $29,600 in June 2007 to Dr. Saul Cooperman, the Chairman and 40% owner of the Academy.

NOTE J -Legal Proceedings

Texas American Petrochemicals, Inc. (“TAPI”)

By letter dated May 24, 2005, the Texas Commission on Environmental Quality ("TCEQ") advised Texas American Petrochemicals, Inc. (“TAPI”), that it was a person responsible for solid waste at a hazardous waste site in Texas.  TAPI is an inactive subsidiary of the Company with no assets.  The TCEQ determined that the amount owed to the State of Texas by TAPI for remediation is $2,459,594 and that failure to pay that amount would result in the matter being referred to the TCEQ Litigation Division.  The Company has been advised by its environmental counsel that it has good legal arguments to support its position and consequently, it should not be subject to liability for the remediation costs of the site.  However, no assurances can be made as to the outcome of this matter.

NOTE K – Net Operating Loss Carryforwards

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

NOTE L - New Accounting Pronouncements

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

Business Activities

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business through an acquisition or merger.  The Company owned approximately 53.25% of Kent International at September 30, 2007.

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

Kent International faces the risk that the website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Kent Educational is a wholly owned subsidiary of the Company that has a 60% controlling interest in the Academy for Teaching and Leadership, Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provides educators various programs designed to improve themselves, their students, and their schools.

The Academy has also produced an innovative education DVD entitled Sex Over Sixty.  The Academy has worked to produce this DVD based on research that enables those people over 60 to learn about their changing bodies and experience a healthier, happier sex life.  Sex over Sixty provides frank answers to sexual questions that mature adults face as they age, experience health problems, or begin dating again after a loss or divorce.  The DVD was released on October 16, 2007; however, as with any new media release, the possible commercial success of this DVD is uncertain.  Initial test marketing, which has commenced, will be constrained by a modest advertising budget.

Results of Operations

The Company had a net loss of $165,000 or $.06 basic and diluted loss per share, for the three months ended September 30, 2007 compared to a net loss of $126,000, or $.04 basic and diluted loss per share for the comparable quarter in 2006.  For the nine months ended September 30, 2007, the net loss was $365,000 or $.13 basic and diluted loss per share, compared to a loss of $448,000 or $.16 basic and diluted loss per share for the comparable period in 2006.  The change in the net loss was mainly the result of increased interest revenue, seminar fees and administrative fees paid by an un-affiliated investment company offset by costs related to the separation agreement with Dr. Qun Yi Zheng, our former President.

Revenue

Seminar fees based on seminars held by The Academy for Teaching and Leadership, Inc. (“The Academy”) increased to $125,000 and $356,000 for the three and nine months ended September 30, 2007, respectively, compared to $108,000 and $275,000 for the three and nine months ended September 30, 2006, respectively.  This increase is a result of an increase in marketing efforts and name recognition during The Academy’s second full year of operations.  The Company recognizes seminar revenue when the services are provided.

Interest income decreased to $153,000 for the three months ended September 30, 2007, from $165,000 for the same period in 2006.  However, interest income increased to $469,000 for the nine months ended September 30, 2007, from $453,000 for the same period in 2006.  Although we enjoyed a higher yield on short-term investments and cash equivalents during the first six months of 2007 as compared to the first six months of 2006, the yield on our United States Treasury Bills purchased between June and August 2007 decreased resulting in a decrease in interest revenue for the quarter ended September 30, 2007.

Net unrealized gains on available for sale securities were nil and $1,000 for the three and nine months ended September 30, 2007, respectively and realized gains were nil and $7,000 for the three and nine months ending September 30, 2007, respectively.  Net investing gains were $11,000 and nil for the three and nine months ended September 30, 2006.  Net unrealized gains (losses) on securities owned were approximately $11,000 and ($23,000) for the three and nine months ended September 30, 2006.  Realized gains on securities transactions were nil and $23,000 for the three and nine months ended September 30, 2006.  As a result of the transfer in classification from trading securities to available for sale securities, unrealized losses during the three and nine months ended September 30, 2007 were recorded as an adjustment to accumulated other comprehensive income in stockholder’s equity instead of a component of operating income.  Accordingly, investing gains (losses) reported for those periods are not comparable to those reported for the same periods ending September 30, 2006.

For the three months ended September 30, 2007, other income decreased to $9,000 from $13,000 for the comparable period in 2006; whereas for the nine months ended September 30, 2007, other income increased to $129,000 from $40,000 for the comparable period in 2006, caused primarily by the increase in administrative fees paid by an un-affiliated investment company.  As these administrative fees fluctuate based on the performance of the investment company, we cannot be certain they will recur.

Expenses

General and administrative expenses increased to $517,000 and $1,426,000 for the three and nine months ended September 30, 2007 from $488,000 and $1,361,000 for the same periods in 2006.  The increases in expenses of 5.9% and 4.7% for the three and nine month periods are primarily attributed to Kent International’s costs associated with the separation agreement with Dr. Qun Yi Zheng of approximately $136,000 and expenses associated with operating www.ChinaUSPals.com of approximately $40,000.  These increases were offset by decreases in general administrative expenses of $79,000and expenses related to international travel associated with our ongoing business development activities of approximately $32,000.

Our consolidated subsidiary, Kent International recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

Liquidity and Capital Resources

At September 30, 2007, the Company had cash and cash equivalents of approximately $74,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of United States Treasury Bills with original maturities of six months, of $12.4 million at September 30, 2007 with yields ranging from 4.06% to 5.04%.  Of the $12.4 million in short-term investments, Kent held approximately $1.64 million, Kent International held approximately $10.55 million and The Academy held approximately $210,000.  The Company’s working capital at September 30, 2007 was approximately $12.427 million, of which $1.578 million can be attributed to Kent, $10.545 million attributed to Kent International, and approximately $305,000 attributed to The Academy.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $685,000 in the nine months ended September 30, 2007, compared to net cash used in operations of $760,000 in the comparable period of 2006.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the timing of interest received on short term investments, the timing of payments for accounts payable and the receipt of a larger than average administrative fee paid by an unaffiliated investment company, not an indication of decreasing expenses.  If net cash used in operations for the nine months ended September 30, 2007 were adjusted to eliminate the larger than average administrative fee, the net result would be $781,000 net cash used in operations.

Net cash of $140,000 was provided by investing activities during the nine months ended September 30, 2007 by the sales and maturities of short-term investments of $14.611 million offset by the purchase of short-term investments of $14.013 million and $14,000 for capitalized costs related to the development of www.chinauspals.com.  The Company used $515,000 for investing activities during the period ended September 30, 2006 for the purchase of short-term investments of $12.601 million and the purchase of additional shares of Kent International of $192,000 offset by the sales and maturities of short-term investments of $12.278 million.

The Company used $16,000 for financing activities in the nine months ended September 30, 2007 to repurchase 7,542 shares of common stock compared to the $12,000 used for financing activities in the nine months ended September 30, 2006 to repurchase 5,239 shares of common stock.  Kent International also used approximately $6,000 and $68,000 to repurchase their stock in the nine months ended September 30, 2007 and 2006, respectively.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at September 30, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 55.18% of the Company’s outstanding common stock and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $19,398.73 and $69,854 in the three and nine months ended September 30, 2007, respectively and $22,336 and $49,032 in the three and nine months ended September 30, 2006, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

The Company received a non-recurring management fee of $44,400 from The Academy in June 2007.  The Academy is a 60% controlled subsidiary of Kent Educational, a wholly owned subsidiary of the Company.  The Academy also paid a consulting fee of $29,600 in June 2007 to Dr. Saul Cooperman, the Chairman and 40% owner of the Academy.

Other Disclosures

Dr. Qun Yi Zheng resigned as President of the Company and as President and Director of Kent International Holdings, Inc., the Company’s 53.25% owned subsidiary and all other subsidiaries effective August 31, 2007.  Paul O. Koether has assumed the title and duties of President.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II -	OTHER INFORMATION
ITEM 1. -	Legal Proceedings

None.

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. -	Defaults Upon Senior Securities

None.

ITEM 4. -	Submission of Matters to a Vote of Security Holders

None.

ITEM 5. -	Other Information

The amendment to the Company’s articles of incorporation to opt out of the provisions of Sections 78.378 to 78.3793, inclusive, of the Nevada Revised Statutes regarding the acquisition of a controlling interest in the Company became effective on August 8, 2007 when the filing of the certificate of amendment was made with the Nevada Secretary of State.

On November 12, 2007, Bryan P. Healey was elected a Director of the Company.  Mr. Healey, a certified public accountant, has been Vice-President, Secretary and Chief Financial Officer of the Company since May 2006.  Mr. Healey has also been Vice-President, Secretary and Chief Financial Officer of Kent International Holdings, Inc. since May 2006.  Since July 2006, Mr. Healey has been a registered representative of T. R. Winston & Company, LLC.  From September 1995 to April 2006, Mr. Healey was with Bowman & Company, L.L.P., the largest CPA firm in Southern New Jersey, in various positions including audit manager from July 2001 to April 2006.

ITEM 6. -	Exhibits

(a)	Exhibits

3.1	Articles of Incorporation of Kent Financial Services, Inc. (1)

3.1(a)	Certificate of Amendment to Articles of Incorporation of Kent Financial Services, Inc. (2)*

3.2	Bylaws of Kent Financial Services, Inc. (1)

10.1	Separation Agreement and General Release between Dr. Qun Yi Zheng, Kent Financial Services, Inc., Kent International Holdings, Inc., and their subsidiaries dated August 24, 2007. (3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	(1) Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed November 13, 2006, film number 061288318, and incorporated herein by reference.
(2)	Filed August 8, 2007.
(3)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on September 4, 2007.

*           Filed Herewith
**         Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: November 13, 2007	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer, and officer duly authorized to sign on behalf of the small business issuer)