Form 10KSB
period 2007-12-31
KENT FINANCIAL SERVICES INC
filed 2008-03-28
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
MARK ONE:
☒           Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________.

Commission file number 1-7986

KENT FINANCIAL SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Pennbrook Road, P.O. Box 97, Far Hills, New Jersey	07931
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number   (908) 766-7221

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
Yes ☐   No ☒

The issuer's revenues for the fiscal year ended December 31, 2007 were approximately $1,240,000.

The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing sale price on the NASDAQ Capital Markets as of February 29, 2008, was approximately $2.3 million.  At February 29, 2008, there were 2,792,022 shares of common stock outstanding.

Transitional Small Business Disclosure Format  Yes ☐  No ☒

PART I

Item 1.                      DESCRIPTION OF BUSINESS

Kent Financial Services, Inc.’s (“Kent” or the “Company”) business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”).  Kent was formed in 1988 as a Delaware corporation and reincorporated in Nevada in 2006 by a merger into a newly formed, wholly owned Nevada subsidiary with the same name that was the surviving corporation of the merger.

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

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.25% of Kent International at December 31, 2007.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Kent International does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

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

The Company could be exposed to environmental liabilities of an inactive subsidiary.

As described in Item 3 (“Legal Proceedings”), a wholly owned subsidiary of Kent without assets is subject to a potential significant environmental claim of approximately $2.5 million.  Due to the corporate separateness, we believe that Kent should not be exposed to its subsidiary’s environmental liabilities; however, no assurance can be given that such would be the case.

Risk Factors Related to Kent International

For a discussion of Kent International’s risk factors, please refer to Kent International’s annual report for the year ended December 31, 2007 filed on form 10-KSB under SEC file no. 000-20726.

Risk Factors Related to Kent Educational

The Academy is in its early stages of operations.

In 2007, its third year of operations, The Academy had revenues of approximately $493,000 and a net loss of approximately $7,000.  Continued revenue growth and profitability are uncertain.  As a result, losses may be incurred.

The Academy is currently reviewing its strategic options.

The Academy’s sole full time executive officer resigned on December 15, 2007.  This individual was primarily responsible for business development and coordinating services.  As a result, The Academy is currently reviewing its strategic options including hiring a replacement for the executive officer, partnering with a competitor, continuing to provide services to existing clients through an outsourcing platform, or discontinuation or services.

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

The allocation of resources for educational purposes is currently under great scrutiny in New Jersey.  Funding for public schools in New Jersey comes from either State aid or local property taxes.  Although property taxes have increased rapidly in New Jersey over the last eight years, this has not resulted in additional educational expenditures, because the State of New Jersey has at the same time reduced its aid allocated to public schools.  It is impossible to foresee the future developments of property taxes and educational State aids.  As public schools in New Jersey are currently our primary customer, our revenue growth is restricted by any limitation on these resources.

Employees

As of February 29, 2008, the Company and its subsidiaries had two full-time employees and one part-time employee.

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

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 17, 2007.  Management's nominees, Paul O. Koether, William Mahomes, Jr., Casey K. Tjang, M. Michael Witte, and Bryan P. Healey were elected to the Board of Directors.

The following is the vote tabulation for all nominees:

				ABSTENTIONS AND
	FOR	AGAINST	WITHHELD	BROKER NONVOTES

Paul O. Koether	1,540,689	-	-	-
William Mahomes, Jr.	1,540,689	-	-	-
Casey K. Tjang	1,540,689	-	-	-
M. Michael Witte	1,540,689	-	-	-
Bryan P. Healey	1,540,689	-	-	-

PART II

Item 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders of Record

As of February 29, 2008, the Company had 1,394 stockholders of record of its common stock.  The closing price of the common stock was $1.93 on February 29, 2008.

Market Information

The Company's common stock trades on the NASDAQ Capital Market under the symbol "KENT".

The table below lists the high and low bid prices for the common stock as reported by NASDAQ for the periods indicated. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Calendar Quarter:

2007

First Quarter	$3.73	$2.21
Second Quarter	2.81	1.94
Third Quarter	2.40	1.98
Fourth Quarter	2.50	2.01

2006

First Quarter	$2.67	$2.32
Second Quarter	2.64	2.25
Third Quarter	2.29	2.16
Fourth Quarter	2.49	2.18

Dividends

The Company did not declare or pay any dividends in 2007 or 2006.

Equity Compensation Plan Information

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  Subsequently, 300,000 options were awarded to Dr. Qun Yi Zheng, the former President of Kent, on the same date.  33,000 of these options were immediately exercisable with an additional 33,000 becoming exercisable on the first eight anniversaries of the grant date.  On August 31, 2007, the effective date of Dr. Zheng’s resignation, the 66,000 common stock options that had become exercisable were forfeited as were the 234,000 options that were still unexercisable.  The Company did not record stock-based compensation expense for the year ended December 31, 2007 as no options were earned during this period; however, approximately $36,000 in stock-based compensation expense was recorded for the year ending December 31, 2006.  At December 31, 2007, the Company had no common stock options outstanding.

The following table provides a summary of the securities authorized for issuance under equity compensation plans, the weighted average price and number of securities remaining available for issuance, at December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

2005 Stock Option Plan	N/A	N/A	400,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	N/A	N/A	400,000

Repurchase Plans

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	168	$2.11	168	97,708
November 1, 2007 - November 30, 2007				97,708
December 1, 2007 - December 31, 2007	60	2.05	60	97,648
Total	228	$2.09	228	97,648

(1)	In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. This plan has no expiration date.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.25% of Kent International at December 31, 2007.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Kent International does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

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

The Academy has also produced an innovative educational DVD entitled “Sex Over Sixty”.  The Academy has worked to produce this DVD based on research that enables those people over 60 to learn about their changing bodies and experience a healthier, happier sex life.  “Sex Over Sixty” provides frank answers to sexual questions that mature adults face as they age, experience health problems, or begin dating again after a loss or divorce.  The DVD was released on October 16, 2007; however, as with any new media release, the possible commercial success of this DVD is uncertain.  Initial marketing, which has commenced, will be constrained by a modest advertising budget.  Initial sales results are disappointing.

Kent Educational and The Academy are consolidated in the accompanying financial statements.  The Company has determined that continued revenue growth and profitability at The Academy are uncertain. As a result, losses may be incurred.

Results of Operations

The Company had a consolidated net loss of $551,000, ($.20 basic and fully diluted loss per share) in 2007, compared to a consolidated net loss of $546,000 ($.19 basic and fully diluted loss per share) in 2006.  The change in the net loss was mainly the result of increased interest revenue, seminar fees and administrative fees paid by an un-affiliated investment partnership offset by costs related to the separation agreement with Dr. Qun Yi Zheng, our former President.  Accordingly, results for 2007 and 2006 may not be comparable nor are they necessarily indicative of future results.

Revenues

Seminar fees based on seminars held by The Academy increased to $481,000 for the year ended December 31, 2007, compared to $378,000 for the year ended December 31, 2006.  This increase is a result of an increase in marketing efforts and name recognition during The Academy’s third year of operations.  The Academy currently has approximately $113,125 under contract for services to be rendered in 2008.  The Company recognizes seminar revenue when the services are provided.

Interest income was $613,000 and $619,000 in 2007 and 2006, respectively, a decrease of $6,000.  Although we enjoyed a higher yield on short-term investments and cash equivalents during the first six months of 2007 as compared to the first six months of 2006, the yield on our United States Treasury Bills purchased between June and December 2007 decreased resulting in a decrease in interest revenue for the year ended December 31, 2007.

Net unrealized losses on available for sale securities were $3,000, and realized gains were $7,000 for the year ended December 31, 2007.  Net investing gains were $28,000 for the year ended December 31, 2006.  As a result of the transfer in classification from trading securities to available for sale securities, unrealized losses during the year ended December 31, 2007 were recorded as an adjustment to accumulated other comprehensive income in stockholder’s equity instead of a component of operating income.  Accordingly, investing gains reported for the year ending December 31, 2007 are not comparable to those reported for the year ending December 31, 2006.

For the year ended December 31, 2007, other income increased to approximately $139,000 from approximately $60,000 for the comparable period in 2006, caused primarily by the increase in administrative fees paid by an un-affiliated investment partnership.  As these administrative fees fluctuate based on the performance of the investment partnership, we cannot be certain they will recur.  The largest concentration of other income for the year ended December 31, 2006 was related to the one time sale of certain of Kent International’s pharmaceutical patent rights to Accuthera, Inc., a Colorado corporation, for $50,000 in September 2006.  These patents were previously recorded on the Company’s books at a zero carrying value.

Expenses

General and administrative expenses increased to $1,805,000 for the year ended December 31, 2007 from $1,766,000 for 2006.  The increase in expenses of 2.2% is primarily attributed to Kent International’s costs associated with the separation agreement with Dr. Qun Yi Zheng of approximately $136,000, expenses associated with operating www.ChinaUSPals.com of approximately $40,000 and expenses associated with Sex Over Sixty of approximately $62,000.  These increases were offset by decreases in accounting and legal fees of approximately $46,000, other general administrative expenses of $26,000 and expenses related to travel and entertainment associated with our ongoing business development activities of approximately $40,000.

The Company recorded a charge of approximately $90,000 to write off goodwill associated with the investment in The Academy.  Although seminar revenue increased $93,000 in 2007 as compared to 2006, The Academy experienced a net loss of approximately $7,000 due to costs associated with marketing a documentary DVD and consulting fees.  Additionally, as discussed in risk factors related to Kent Educational, The Academy is currently reviewing its strategic options after the resignation of its sole full time executive officer.  Consequently, management determined that as further revenue growth and profitability were uncertain, writing off the goodwill associated with the investment would be appropriate.

Our consolidated subsidiary, Kent International recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that Kent International is no longer utilizing.

Other

In 2006, the Company acquired 69,834 additional shares of Kent International (then known as Cortech, Inc.) in open market transactions for approximately $192,000 recording an extraordinary gain of approximately $28,000, as the amount paid for the shares was less than the fair value of the net assets recorded.

Liquidity and Capital Resources

At December 31, 2007, the Company had cash and cash equivalents of $135,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of $12.27 million at December 31, 2007 with yields ranging from 3.18% to 5.04%.  Working capital at December 31, 2007 was approximately $12.4 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $649,000 for the year ended December 31, 2007, compared to net cash used in operations of $757,000 in 2007.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the timing of interest received on short term investments, the timing of payments for accounts payable and the receipt of a larger than average administrative fee paid by an unaffiliated investment partnership, not an indication of decreasing expenses.  If net cash used in operations for the year ended December 31, 2007 were adjusted to eliminate the larger than average administrative fee, the net result would be $745,000 net cash used in operations.

$639,000 was provided by investing activities during the year ended December 31, 2007 by the sales and maturities of short-term investments of $25.58 million offset by the purchase of short-term investments of $24.96 million and $14,000 for capitalized costs related to the development of www.chinauspals.com.  The Company used $886,000 for investing activities during the year ended December 31, 2006 for the purchase of short-term investments of $24.3 million and the purchase of additional shares of Kent International of $192,000 offset by the sales and maturities of short-term investments of $23.6 million.

The Company used $17,000 for financing activities for the year ended December 31, 2007 to repurchase 7,770 shares of common stock compared to the $12,000 used for financing activities for the year ended December 31, 2006 to repurchase 5,335 shares of common stock.  Kent International also used approximately $5,000 and $68,000 to repurchase their stock in the years ended December 31, 2007 and 2006, respectively.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at December 31, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 56.17% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $83,000 and $78,000 in the years ended December 31, 2007 and 2006, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In our preparation of the financial statements for 2007, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  The estimate was our determination, detailed in Note 5 to the Financial Statements, to write-off approximately $90,000 in goodwill attributable to our acquisition of The Academy.  The determination was based on our uncertainty as to whether The Academy can achieve sustained revenue growth and profitability.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

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

The fair value of securities owned at December 31, 2007 was approximately $117,000. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $11,700 loss as of December 31, 2007.  For working capital purposes, the Company invests in U.S. Treasury Bills or maintains interest bearing balances in its brokerage accounts which are classified as cash equivalents in the consolidated financial statements.

Item 7.   FINANCIAL STATEMENTS

The financial statements filed herein are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007

Consolidated Statements of Operations for the
Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the
Years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the
Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Kent Financial Services, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Paritz & Company, P.A.

March 3, 2008
Hackensack, New Jersey

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of December 31, 2007
(in thousands, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$135
Short-term investments	12,270
Securities owned	117
Accounts receivable	98
Prepaid expenses	18

Total current assets	12,638

Property and equipment, net of accumulated depreciation of $1	6

Other assets	62

Total assets	$12,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$269

Noncurrent liabilities:
Accrued post employment obligations	685

Total liabilities	954

Minority interest in subsidiaries	5,083

Stockholders' equity:
Preferred stock without par value;
500,000 shares authorized;
none outstanding	-
Common stock, $.10 par value;
8,000,000 shares authorized;
2,792,022 shares issued and outstanding	279
Additional paid-in capital	12,390
Accumulated deficit	(5,997)
Accumulated other comprehensive income	(3)

Total stockholders' equity	6,669

Total liabilities and stockholders' equity	$12,706

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006
Revenues:
Seminar fees	$481	$378
Interest revenue	613	619
Investing gains	7	28
Sale of patent rights		50
Other income	139	60

Total revenues	1,240	1,135

Expenses:
General and administrative	1,805	1,766
Write off capitalized software costs	38
Write off goodwill	90

Total expenses	1,933	1,766

Loss before income taxes, minority
interest and extraordinary gain	(693)	(631)
Provision for income tax benefit (expense)	(2)	(14)
Loss before minority interest
and extraordinary gain	(695)	(645)
Minority interest in subsidiaries losses	144	71

Loss before extraordinary gain	(551)	(574)
Extraordinary gain due to purchase of
subsidiary stock		28

Net loss	(551)	(546)

Other comprehensive income (loss):
Unrealized loss on available for sale securities	(3)

Comprehensive loss	$(554)	$(546)

Basic and diluted net loss per common share:
Loss per share before extraordinary gain	$(0.20)	$(0.20)
Extraordinary gain		0.01

Net loss per share	$(0.20)	$(0.19)

Weighted average number of common shares
outstanding (in 000's)	2,794	2,802

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(551)	$(546)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	5	2
Write off goodwill	90
Write off capitalized software costs	38
Stock-based compensation expense		36
Unrealized gains on securities owned		5
Extraordinary gain on purchase of stock of subsidiary		(28)
Minority interest in subsidiaries losses	(144)	(71)
Interest receivable on short-term investments	5	(28)
Change in accounts receivable and other current assets	(8)	(116)
Change in other assets	(6)	(16)
Change in accounts payable and accrued expenses	(55)	(18)
Change in deferred revenue	(23)	23

Net cash used in operating activities	(649)	(757)

Cash flows from investing activities:
Purchase of stock of subsidiary		(192)
Sale of marketable securities	30
Purchase of short-term investments	(24,959)	(24,267)
Maturity and sales of short-term investments	25,582	23,607
Acquisition of property and equipment	(14)	(34)

Net cash provided by (used in) investing activities	639	(886)

Cash flows from financing activities:
Repurchase of common stock by subsidiary	(5)	(68)
Repurchase of common stock	(17)	(12)

Net cash used in financing activities	(22)	(80)

Net decrease in cash and cash equivalents	(32)	(1,723)
Cash and cash equivalents at beginning of period	167	1,890

Cash and cash equivalents at end of period	$135	$167

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$8	$25

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance December 31, 2005	2,805	$280	$12,382	$(4,900)		$7,762

Repurchase of common stock	(5)		(12)			(12)

Stock based compensation			36			36

Net loss				(546)		(546)

Balance December 31, 2006	2,800	280	12,406	(5,446)		7,240

Repurchase of common stock	(8)	(1)	(16)			(17)

Unrealized loss on available
for sale securities					$(3)	(3)

Net loss				(551)		(551)

Balance December 31, 2007	2,792	$279	$12,390	$(5,997)	$(3)	$6,669

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the “Company” or “Kent”) and its wholly owned subsidiary, Kent Educational Services, Inc. (“Kent Educational”) and Kent’s majority owned subsidiary, Kent International Holdings, Inc., (“Kent International”) and Kent Educational’s majority owned subsidiary, The Academy of Teaching and Leadership, Inc. (“The Academy”).  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

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

Marketable Securities

Marketable securities, consisting of equity securities, are stated at fair value and are considered available for sale securities.

Property and Equipment

Property and equipment are stated at cost.  Depreciation, which is calculated using the straight-line method, is provided by periodic charges to expense over the estimated useful lives of the assets ranging from 3 to 5 years.

Other Assets

Other assets consist primarily of capitalized film costs expended by The Academy for the production of a documentary on DVD for direct sale to consumers titled Sex Over Sixty.  These costs are being amortized utilizing the individual-film-forecast method pursuant to the AICPA’s Statement of Position 00-2, Accounting by Producers and Distributors of Motion Picture Films.  This method amortizes film costs using the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue.

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

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.  We have excluded 300,000 Common Stock options from the calculation of diluted loss per share for the year ended December 31, 2006, which, if included, would have an antidilutive effect.

For more information on stock options, see Note 10 of Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

FASB issued SFAS No. 157 ("SFAS 157") “Fair Value Measurements” on September 15, 2006.  SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements.  The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  While the statement does not add any new fair value measurements, it does change current practice.  One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material impact on the financial statements of the Company.

NOTE 2 – BUSINESS AND SEGMENT INFORMATION

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.25% of Kent International at December 31, 2007.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

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

The allocation of resources for educational purposes is currently under great scrutiny in New Jersey.  Funding for public schools in New Jersey comes from either State aid or local property taxes.  Although property taxes have increased rapidly in New Jersey over the last eight years, this has not resulted in additional educational expenditures, because the State of New Jersey has at the same time reduced its aid allocated to public schools.  It is impossible to foresee the future developments of property taxes and educational State aids.  As public schools in New Jersey are currently our primary customer, our revenue growth is restricted by any limitation on these resources.

The following table summarizes the assets and operations of the Company’s segments as of and for the years ended December 31, 2007 and 2006:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
For the year ended December 31, 2007
Revenues from external customers		$481	$123		$604
Management fees			296	$(296)
Interest revenue	$518	11	84		613
Investing gains			7		7
Other Income		1	15		16

Total revenues	518	493	525	(296)	1,240

General and administrative expenses	(795)	(500)	(806)	296	(1,805)
Write off capitalized software costs	(38)				(38)
Write off goodwill		(90)			(90)
Income tax expense	(1)	(1)			(2)
Minority interest	141	3			144

Net loss by segment	$(175)	$(95)	$(281)	-	$(551)

As of December 31, 2007
Total assets by segment	$10,598	$372	$1,736	-	$12,706

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
For the year ended December 31, 2006
Revenues from external customers		$378	$37		$415
Management fees			252	$(252)
Interest revenue	$512	10	97		619
Investing losses			28		28
Sale of patent rights	50				50
Other income	2		21		23

Total revenues	564	388	435	(252)	1,135

General and administrative expenses	(775)	(306)	(937)	252	(1,766)
Income tax expense	(1)	(8)	(5)		(14)
Minority interest	101	(30)			71
Extraordinary gain			28		28

Net income (loss) by segment	$(111)	$44	$(479)	-	$(546)

As of December 31, 2006
Total assets by segment	$10,948	$515	$2,042	-	$13,505

Note 3 – MARKETABLE SECURITIES

Marketable securities owned as of December 31, 2007, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following (all numbers in thousands):

		December 31, 2007

	Percent Owned	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$92		$(10)
All other equity securities	N/A	24	$7

		$116	$7	$(10)

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

NOTE 4 – PROPERTY, PLANT & EQUIPMENT

Net property, plant and equipment as December 31 consisted of (numbers in thousands):

2007

Office Furniture and Equipment	$7

Less: Accumulated Depreciation	(1)

$6

NOTE 5 – KENT EDUCATIONAL SERVICES, INC.

Goodwill

Kent Educational recorded a charge in the fourth quarter of 2007 of approximately $90,000 to write off the goodwill associated with the acquisition of the 60% interest of the Academy.  Although seminar revenue increased $93,000 in 2007 as compared to 2006, The Academy experienced a net loss of approximately $7,000 due to costs associated with marketing a documentary DVD and consulting fees.  Additionally The Academy is currently reviewing its strategic options after the resignation of its sole full time executive officer.  Consequently, management determined that as further revenue growth and profitability were uncertain, writing off the goodwill associated with the purchase would be appropriate.

NOTE 6 – KENT INTERNATIONAL HOLDINGS, INC.

In 2006, the Company acquired 69,834 additional shares of Kent International (then known as Cortech, Inc.) in open market transactions for $191,979 recording, in accordance with SFAS No. 141, “Business Combinations”, an extraordinary gain of approximately $28,000, as the amount paid for the shares was less than the fair value of the net assets recorded.  At December 31, 2007, the Company owned 1,900,000 shares or 53.25% of Kent International’s issued shares.

On May 25, 2006, Cortech was reincorporated in Nevada by a merger with its wholly owned subsidiary, Kent International Holdings, Inc.  The reincorporation effected a change in Cortech’s legal domicile from Delaware to Nevada and a change in the name from Cortech, Inc. to Kent International Holdings, Inc.

Kent International Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At December 31, 2007, Kent International had 120,000 common stock options outstanding.

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

The Company’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock.  No options were granted in 2007 or 2006.

The Company’s 1993 Equity Incentive Plan (“1993 Plan”), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock.  The 1993 Plan was terminated on December 9, 2003 and no further options may be awarded under this plan.

The stock options granted under either plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”).  The Board of Directors may set the rate at which the options expire, subject to limitations discussed below.  However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended.  In the event of dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan and the 1993 Plan would become exercisable in full.

ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant.  If an ISO is granted to an employee who owns more than 10% of the Company’s total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant.  The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant.

Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2007.

A summary of the status of Kent International’s 1986 Plan and 1993 Plan as of December 31, 2007 and 2006 and changes during the years ended on those dates is presented below:

	2007			2006
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	290,850	$3.52	$3.50 - $7.34	350,880	$4.27	$3.50 - $12.80

Expired	(170,850)	$3.54	$3.50 - $7.34	(60,030)	$7.90	$5.00 - $12.80

Options outstanding at the end of the year	120,000	$3.50	$3.50	290,850	$3.52	$3.50 - $7.34

Options exercisable at the end of the year	120,000	$3.50	$3.50	290,850	$3.52	$3.50 - $7.34

The status of other Kent International options awarded to certain directors and consultants is summarized below:

	2007			2006
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	300	$7.34	$7.34	6,250	$5.92	$5.00 - $7.58

Expired	(300)	$7.34	$7.34	(5,950)	$5.85	$5.00 - $7.58

Options outstanding at the end of the year	-			300	$7.34	$7.34

Options exercisable at the end of the year	-			300	$7.34	$7.34

For all Kent International options outstanding and exercisable at December 31, 2007, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.50	120,000	2.54	$3.50	120,000	2.54	$3.50

NOTE 7 - INCOME TAXES

The components of income tax expense are as follows ($000 Omitted):

	Year Ended December 31,
	2007	2006

Federal – Current		$4
State – Current	$2	10
Deferred

Total	$2	$14

The income tax expense for the years ended December 31, 2007 and 2006 is different from the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate of 34%.  The reasons for this difference and the related tax effect are as follows (in 000's):

	2007	2006

Expected tax expense (benefit) computed on total income before taxes	$(236)	$(190)
Increase (decrease) in tax from:
State income taxes	2	10
Post employment benefit obligations	14	13
Stock based compensation		12
Taxable income of subsidiary		4
Change in valuation allowance	222	165

Provision for income tax	$2	$14

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2007 are as follows (in 000’s):

		Kent
	Company	International	Total

Net operating loss carryforwards	$2,358	$77,567	$79,925
Mark-to-market valuation adjustments	190		190
Post employment benefit obligations	685		685
Stock based compensation deductions	36		36

	3,269	77,567	80,836
Statutory federal income tax rate	34%	34%	34%

Expected income tax benefit	1,111	26,373	27,484
Research and development and other credits		1,848	1,848

	1,111	28,221	29,332
Valuation Allowance	(1,111)	(28,221)	(29,332)

Net deferred tax asset	$-	$-	$-

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Based upon Kent International’s and the Company’s operating history, which includes continuous operating losses (excluding extraordinary gains) in each of the last five years and the Company’s assessment of Kent International’s and the Company’s ability to achieve future taxable income, a 100% valuation allowance has been established for Kent International’s and the Company’s deferred tax assets.  Approximately $76 million of the $80 million operating loss carryforward expires between 2008 and 2014.

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

NOTE 8 - OPERATING LEASES

Kent International leases an automobile under an operating lease agreement that expires in 2008.  The automobile lease expense for the Company and its subsidiaries totaled $28,869 and $38,001 during 2007 and 2006, respectively.  The following is a schedule of future minimum rental payments required under the operating lease agreements:

2008	$1,541

The Company and Kent International had leased office space at 376 Main Street, Bedminster, New Jersey from an unaffiliated company for $3,600 per month ($43,200 annually).  In order to reduce costs, the Company terminated this lease effective September 30, 2007.  The Company’s administrative offices are now located at 211 Pennbrook Road, Far Hills, New Jersey.  Total rent expense totaled $35,400 and $43,200 in 2007 and 2006, respectively.

NOTE 9 – COMPENSATION CONTRACTS AND POST-EMPLOYMENT BENEFITS

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

Bryan P. Healey’s employment agreement (the “Healey Agreement”) pursuant to which Mr. Healey serves as the Company’s Chief Financial Officer is for a two year term at an annual salary of $140,000 (“Healey Base Salary”), this term is automatically extended one day for each day elapsed after May 15, 2007.  The Healey Base Salary will increase to $156,000 annually effective January 1, 2008.  In the event of Mr. Healey’s death during the term of the Healey Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Healey Agreement.  Should Mr. Healey become disabled during the term of the Healey Agreement, Mr. Healey shall be paid such benefits to which he is entitled under the terms of such long-term insurance as the Company has provided him or 80% of his salary for the remainder of the two year term of the Healey Agreement, whichever is greater, in accordance with his regular payment schedule.

The Company has accrued approximately $685,000 as of December 31, 2007 for post employment benefits related to Mr. Koether’s contract.  The Company charged approximately $41,000 and $38,000 to operations for post employment benefit accruals in 2007 and 2006, respectively.

401(K) Plan

Eligible employees can elect to participate in the Company’s qualified 401(k) Retirement Plan (the “Plan”). Employees may voluntarily contribute up to 15% of their compensation, not to exceed the Internal Revenue Service limit ($15,500 in 2007 and $15,000 in 2006).  The employees’ contributions are 100% vested and the Company’s contribution, if any, vests over a six-year period in accordance with the vesting schedule in the Plan.  There were no employer matching contributions in 2007 or 2006.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock without par value, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2007.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. As of December 31, 2007, 102,352 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

Stock Options

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  Subsequently, 300,000 options were awarded to Dr. Qun Yi Zheng, the former President of Kent, on the same date.  33,000 of these options were immediately exercisable with an additional 33,000 becoming exercisable on the first eight anniversaries of the grant date.  On August 31, 2007, the effective date of Dr. Zheng’s resignation, the 66,000 common stock options that had become exercisable were forfeited as were the 234,000 options that were still unexercisable.  At December 31, 2007, the Company had no common stock options outstanding.

A summary of the status of the 2005 Stock Option Plan and changes during the years ended December 31, 2007 and 2006 is presented below:

	2007			2006
		Weighted-			Weighted-
		Average	Range of		Average	Range of
		Exercise	Exercise		Exercise	Exercise
	Shares	Price	Price	Shares	Price	Price

Options outstanding at the beginning of the year	300,000	$3.00	$3.00	300,000	$3.00	$3.00

Forfeited	(300,000)	3.00	3.00	-	-	-

Options outstanding at the end of the year	-	-	-	300,000	$3.00	$3.00

Options exercisable at the end of the year	-	-	-	66,000	$3.00	$3.00

Stock Based Compensation

The Company did not record stock-based compensation expense for the year ended December 31, 2007 as no options were earned during this period; however, approximately $36,000 in stock-based compensation expense was recorded for the year ending December 31, 2006.  The Company recorded stock based compensation expense during 2006 for the options granted to the former President in December 2005.  The options granted had an exercise price greater than the market price of the Company’s stock on the grant date.  For purposes of calculating the compensation cost consistent with SFAS No. 123(R), "Share-Based Payment,", the fair value of the option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 29 percent; risk free interest rate of 4.37 percent; and weighted average expected life of 7 years.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at December 31, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 56.17% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $83,000 and $78,000 in the years ended December 31, 2007 and 2006, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

NOTE 12 – SEPARATION AGREEMENT

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

NOTE 13 - TRANSFER OF PATENT RIGHTS

On September 15, 2006, Kent International entered into an asset purchase option agreement to transfer certain patent rights to Accuthera, Inc., a Colorado corporation, for $50,000 paid on September 15, 2006, and an additional $300,000 payable within the following thirty-six (36) months.  These patents were previously recorded on the Kent International’s books at a zero carrying value.  The agreement stipulates that Accuthera, Inc. can terminate the agreement at any time within the thirty-six (36) month period at which time the patent rights would revert back to Kent International without any additional payment.  Kent International has not recorded revenue or a corresponding receivable for the additional payment as its receipt is believed to be uncertain.

NOTE 14 - LEGAL PROCEEDINGS

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

None.

Item 8A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.                 OTHER INFORMATION

None.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current members of the Board of Directors were elected at the 2007 Annual Meeting and will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.

The directors and executive officers of the Company at February 29, 2008 were as follows:

Name	Age	Position Held

Paul O. Koether	71	Chairman, Chief Executive Officer and Director

William Mahomes, Jr.	61	Director

Casey K. Tjang	69	Director

M. Michael Witte	81	Director

Bryan P. Healey	37	Chief Financial Officer and Director

Paul O. Koether has been Chairman, Director and Chief Executive Officer of the Company since July 1987 and President of the Company from October 1990 until November 2005, and until December 31, 2003 when it was dissolved, the general partner of Shamrock Associates, an investment partnership which was the principal stockholder of the Company.  Mr. Koether was Chairman from April 1988 to July 2005, President from April 1989 to February 1997 and director from March 1988 to July 2005 of Pure World, Inc., (“Pure World”) and from December 1994 until July 2005 a director and from January 1995 to July 2005 Chairman of Pure World’s wholly owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products.  Mr. Koether was Chairman and a Director of Sun Equities Corporation, (“Sun”) a private company until Sun was merged into Pure World in December 2004.  Mr. Koether was Chairman from 1990 until August 2003 and a registered representative since 1989 of T. R. Winston & Company, LLC. (“Winston”).  Since September 1998, Mr. Koether has been a director, Chairman and Chief Executive Officer as well as President from October 2003 until November 2005, of Kent International Holdings, Inc., a biopharmaceutical company formerly known as Cortech, Inc. that is seeking to redeploy its assets.  From November 2003 to December 2003, Mr. Koether was General Partner of Emerald Partners, an investment partnership.  Bryan P. Healey, Chief Financial Officer and Director of the Company is the son-in-law of Paul O. Koether.

William Mahomes, Jr. currently is a senior shareholder in Simmons Mahomes P.C., a law firm emphasizing commercial real estate transactions, public finance, business transactions and mediation. From 1997 to May 2001, Mr. Mahomes was in the private practice of law emphasizing mediation, real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a senior shareholder with a major Texas law firm. From 1989 to 1994, he was an international partner in the Dallas office of a major international law firm. From 1993 to July 2005, Mr. Mahomes was a director of Pure World. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Center for New Ventures and Entrepreneurship (Texas A&M University), The Association of Former Students at Texas A&M University and the Texas Affiliate Board of Healthcare Service Corporation (HCSC), also known as Blue Cross and Blue Shield of Texas.

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

M. Michael Witte. Since August 1980, he has been President of M.M. Witte & Associates, Inc., a private corporation that is engaged in oil & gas consulting and investing management. In November 1995, Mr. Witte was elected Co-chairman of the American Drilling Company, LLC. On August 1, 1996, Mr. Witte was elected Chief Executive Officer and Director of South Coast Oil Corporation, a Los Angeles based oil company founded in 1921. He formally resigned this position in September 2007 after serving 11 years.

Bryan P. Healey, a certified public accountant, has been Vice-President, Secretary and Chief Financial Officer of the Company since May 2006 and a Director since November 2007.  Mr. Healey has also been Vice-President, Secretary and Chief Financial Officer since May 2006 and a Director since November 2007 of Kent International Holdings, Inc.  Since July 2006, Mr. Healey has been a registered representative of T. R. Winston & Company, LLC.  From September 1995 to April 2006, Mr. Healey was with Bowman & Company, L.L.P., the largest CPA firm in Southern New Jersey, in various positions including audit manager from July 2001 to April 2006.

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2007.

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

Nominating Committee; Compensation Committee

The Board of Directors has neither a nominating committee nor a compensation committee.  The Board believes that its numbers are sufficiently small that nominations and determinations of compensation can be addressed by the entirety of the Board.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office: 211 Pennbrook Road, P.O. Box 97, Far Hills, New Jersey 07931, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 10.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2007 and 2006, for those persons who were, at December 31, 2007 and 2006, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation (2)		Total

Paul O. Koether	2007	$240,000			$50,943	(3)	$290,943
Chief Executive Officer and	2006	240,000			51,653	(3)	291,653
Chairman of the Board

Qun Yi Zheng (4)	2007	133,333			163,854	(4) (5)	297,188
President	2006	200,000		$35,488	33,495	(5)	268,983

Bryan P. Healey	2007	140,000	$10,000				150,000
Chief Financial Officer,	2006	93,333			3,990	(6)	97,323
Principal Financial and
Accounting Officer

(1)	The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2)
Omitted from this table are amounts paid for group life, health and hospitalization insurance provided to the Named Officers.  These benefits do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees.

(3)
Amounts include $40,812 and $38,142 accrued in 2007 and 2006, respectively, for post employment benefit obligations including change in control and death benefit provisions pursuant to Mr. Koether’s employment contract.  All Other Compensation also includes $10,130 and $19,511 paid in 2007 and 2006, respectively, to lease an automobile used for business purposes.

(4)	The salary and perquisites of Dr. Zheng were paid by Kent International, a subsidiary of the Company. Dr. Zheng resigned effective August 31, 2007.

(5)
Amounts include $13,518 and $13,159 paid by Kent International in 2007 and 2006, respectively, for Dr. Zheng’s country club membership, $1,846 paid in 2007 and 2006 for Dr. Zheng’s life insurance premiums and $18,490 paid in 2007 and 2006, respectively, to lease an automobile used for business purposes.  All Other Compensation also includes $130,000 paid in accordance with the separation agreement with Dr. Zheng dated August 24, 2007.

(6)	Represents relocation expenses in the amount of $3,990 paid to Mr. Healey.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at December 31, 2007.

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.  During 2007, the Company paid directors' fees in the aggregate amount of $39,000.  The table below includes information about compensation paid to our non-employee directors:

Name	Fees Earned or Paid in Cash	Total

William Mahomes, Jr.	$13,000	$13,000

Casey K. Tjang	13,000	13,000

M. Michael Witte	13,000	13,000

	$39,000	$39,000

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

Bryan P. Healey

Effective May 15, 2006 the Company and Bryan P. Healey, CPA entered into an employment agreement (“Healey Agreement”) pursuant to which Mr. Healey serves as the Company’s Chief Financial Officer for an initial two year term at an annual salary of $140,000 (“Healey Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors.  The Healey Base Salary will increase to $156,000 annually effective January 1, 2008.  The Healey Agreement was automatically extended for one day for each day elapsed after May 15, 2007, converting the term of the Healey Agreement to a contract with a two year ‘evergreen’ term, commencing on May 15, 2007.

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

The following table provides information with respect to the Company's common stock beneficially owned as of February 29, 2008 by each director and executive officer of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

	Amount and Nature
Name and Address	of Beneficial		Percent of
of Beneficial Owner	Ownership (1)		Class

Paul O. Koether	1,568,338	(2)	56.17%
211 Pennbrook Road
Far Hills, NJ 07931

William Mahomes, Jr.	-		-
900 Jackson Street
Suite 540
Dallas, TX 75202

Casey K. Tjang	-		-
510 Tallwood Lane
Greenbrook, NJ 08812

M. Michael Witte	2,000		*
1120 Granville Avenue
Suite 102
Los Angeles, CA 90049

Bryan P. Healey	29,044	(3)	1.04%
211 Pennbrook Road
Far Hills, NJ 07931

Marital Trust u/w/o	479,083		17.16%
Natalie I. Koether
211 Pennbrook Road
Far Hills, NJ 07931

All Directors and Executive	1,599,382		57.28%
Officers as a Group (6 persons)

_________________________________________
*Less than 1 percent.

(1)
The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in other footnotes below.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days for all directors and executive officers as a group.

(2)
Includes 53,106 shares held in Mr. Koether’s IRA.  Also includes 479,083 shares beneficially owned by the Marital Trust u/w/o Natalie I. Koether.  As trustee, Mr. Koether may be deemed to own these shares beneficially.

(3)	Includes 4,000 shares held in Mr. Healey’s IRA. Also includes 25,044 shares beneficially owned by Mr. Healey’s spouse.

Stock Option and Stock Appreciation Rights; Grants and Exercises

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent.  The Board of Directors also approved the 2005 Stock Option Plan.  Under the 2005 Stock Option Plan, a total of 400,000 shares of Common Stock were available for issuance to key employees, including officers of the Company or any of its subsidiaries.  On November 25, 2005, 300,000 options were awarded to Dr. Qun Yi Zheng, the company’s former President.  33,000 of these options were immediately exercisable with an additional 33,000 becoming exercisable on the first eight anniversaries of the grant date.  On August 31, 2007, the effective date of Dr. Zheng’s resignation, the 66,000 common stock options that had become exercisable were forfeited as were the 234,000 options that were still unexercisable.  At December 31, 2007, the Company had no common stock options outstanding.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at December 31, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 56.17% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $83,000 and $78,000 in the years ended December 31, 2007 and 2006, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ Stock Market:  William Mahomes, Jr., Casey K. Tjang and M. Michael Witte.

Item 13.                      EXHIBITS

The following exhibits are filed as part of this report:

(a) Exhibits

3.1	Articles of Incorporation of Kent Financial Services, Inc. (1)

3.2	Bylaws of Kent Financial Services, Inc. (1)

10.1	Employment Agreement, dated December 1, 2002 by and between Kent Financial Services, Inc. and Paul O. Koether. (2)**

10.2	Employment Agreement, dated May 15, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (3)**

10.3	Kent Financial Services 2005 Stock Option Plan, Form of Incentive Stock Option and Form of Non-Qualified Stock Option. (4)

10.4	Separation Agreement and General Release between Dr. Qun Yi Zheng, Kent Financial Services, Inc., Kent International Holdings, Inc., and their subsidiaries dated August 24, 2007. (5)

21            Subsidiaries*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
___________________
*      Filed herewith.
**      Compensatory Plan

(1)	Filed as an exhibit to the Company’s Form 8-K filed on December 20, 2006, and incorporated herein by reference.
(2)	Incorporated by reference to Kent Financial Services, Inc. Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on December 2, 2005.
(5)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on September 4, 2007.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2007

Audit Fees:  The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007 are $21,500.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-QSB filed during the fiscal year ending December 31, 2007 were $6,000.

Audit Related Fees: The aggregate fees, including expenses, billed by APM in 2007, related to issuing a consent opinion for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006 were $5,000.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2007 were $2,500.

All Other Fees: There were no other fees billed to the Company by either APM or Paritz during 2006.

Year ended December 31, 2006

Audit Fees:  The aggregate fees, including expenses, billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006 were $21,500.  The aggregate fees, including expenses, billed by APM in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-QSB filed during the fiscal year ending December 31, 2006 were $11,577.

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

KENT FINANCIAL SERVICES, INC.

Dated: March 28, 2008	BY	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 28, 2008	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

Dated: March 28, 2008	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Secretary
and Director
(Principal Financial and
Accounting Officer)

Dated: March 28, 2008	/s/ William Mahomes, Jr.
William Mahomes, Jr.
Director

Dated: March 28, 2008	/s/ Casey K. Tjang
Casey K. Tjang
Director

Dated: March 28, 2008	/s/ M. Michael Witte
M. Michael Witte
Director