Form 10-Q
period 2008-03-31
KENT FINANCIAL SERVICES INC
filed 2008-05-12
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________.

Commission File No.: 1-7986

Kent Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Pennbrook Road, P.O. Box 97, Far Hills, New Jersey 07931
(Address of principal executive offices)

(908) 766-7221
(Registrant's telephone number)

Indicate by check mark whether the registrant(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of May 1, 2008, the issuer had 2,792,022 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended March 31, 2008

PART I   -  FINANCIAL INFORMATION
Item 1.  -  Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS	March 31, 2008 (Unaudited)	December 31, 2007

Current Assets:
Cash and cash equivalents	$1,103	$135
Short-term investments	11,284	12,270
Marketable securities	105	117
Accounts receivable	108	98
Prepaid expenses and other current assets	30	18

Total current assets	12,630	12,638

Property and equipment, net of accumulated depreciation of $2	6	6

Other assets	16	62

Total assets	$12,652	$12,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$300	$269

Noncurrent liabilities:
Accrued post employment obligations	698	685

Total liabilities	998	954

Minority interest in subsidiaries	5,059	5,083

Stockholders' equity:
Preferred stock without par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,792,022 shares issued and outstanding	279	279
Additional paid-in capital	12,390	12,390
Accumulated deficit	(6,062)	(5,997)
Accumulated other comprehensive loss	(12)	(3)

Total stockholders' equity	6,595	6,669

Total liabilities and stockholders' equity	$12,652	$12,706

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Seminar fees	$70	$107
Interest	96	159
Investing losses	(1)
Other income	70	101

Total revenues	235	367

Expenses:
General and administrative	323	427

Loss before income taxes and minority interest	(88)	(60)
Provision for income taxes	(1)	(10)

Loss before minority interest	(89)	(70)
Minority interest in subsidiaries losses	24	17

Net loss	(65)	(53)

Other comprehensive loss:
Unrealized loss on available for sale securities	(9)	(2)

Comprehensive loss	$(74)	$(55)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding (in 000's)	2,792	2,799

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(65)	$(53)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1	2
Interest receivable on short-term investments	(61)	(126)
Stock-based compensation expense		9
Minority interest in subsidiaries losses	(24)	(17)
Change in accounts receivable	(10)	19
Change in prepaid expenses and other assets	34	(33)
Change in accounts payable and accrued expenses	44	(19)
Change in deferred revenue		(12)

Net cash used in operating activities	(81)	(230)

Cash flows from investing activities:
Acquistion of property and equipment		(14)
Purchase of short-term investments	(371)	(1,174)
Sales and maturities of short-term investments	1,420	1,428

Net cash provided by investing activities	1,049	240

Cash flows from financing activities:
Repurchase of common stock by subsidiary		(6)
Repurchase of common stock		(9)

Net cash used in financing activities	-	(15)

Net increase (decrease) in cash and cash equivalents	968	(5)
Cash and cash equivalents at beginning of period	135	167

Cash and cash equivalents at end of period	$1,103	$162

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1	$6

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending March 31, 2008 and 2007
(UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B – Business and Segment Information

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business through an acquisition or merger.  Kent Financial Services owned approximately 53.25% of Kent International at March 31, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the three months ended March 31, 2008 and 2007:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Three Months Ended March 31, 2008
Revenues from external customers		$71	$68		$139
Management fees			63	$(63)
Interest revenue	$84	2	10		96
Investing losses			(1)		(1)
Other revenue			1		1

Total revenues	84	73	141	(63)	235

General and administrative expenses	(114)	(98)	(174)	63	(323)
Income tax expense		(1)			(1)
Minority interest	14	10			24

Net loss by segment	$(16)	$(16)	$(33)	$-	$(65)

As of March 31, 2008
Total assets by segment	$10,580	$352	$1,720	$-	$12,652

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Three Months Ended March 31, 2007
Revenues from external customers		$107	$101		$208
Management fees			63	$(63)
Interest revenue	$134	3	22		159

Total revenues	134	110	186	(63)	367

General and administrative expenses	(200)	(65)	(225)	63	(427)
Income tax expense		(10)			(10)
Minority interest	31	(14)			17

Net income (loss) by segment	$(35)	$21	$(39)	$-	$(53)

As of March 31, 2007
Total assets by segment	$10,874	$520	$2,002	$-	$13,396

NOTE C - Securities Owned

Marketable securities owned as of March 31, 2008 and December 31, 2007, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following (all numbers in thousands):

		March 31, 2008		December 31, 2007

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$90	$(12)	$92		$(10)
All other equity securities	N/A	15		24	$7

		$105	$(12)	$116	$7	$(10)

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

NOTE D - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended March 31, 2008.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were acquired during the quarter ended March 31, 2008.  As of March 31, 2008, 102,352 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

NOTE E - Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options outstanding at March 31, 2008 and 300,000 outstanding at March 31, 2007.  Because the Company had losses in the three months ended March 31, 2008 and 2007, any stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculations.

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

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  Subsequently, 300,000 options were awarded to Dr. Qun Yi Zheng as President of Kent on the same date.  33,000 of these options were immediately exercisable with an additional 33,000 becoming exercisable on the first eight anniversaries of the grant date.  On August 31, 2007, the effective date of Dr. Zheng’s resignation, the 66,000 common stock options that had become exercisable were forfeited as were the 234,000 options that were still unexercisable.  The Company did not record stock-based compensation expense for the three months ended March 31, 2008 as no options were earned during this period; however, approximately $9,000 in stock-based compensation expense was recorded for the three month period ending March 31, 2007.  At March 31, 2008, the Company had no common stock options outstanding.

All options granted had an exercise price equal to or more than the market price of the Company’s stock on the grant date.  For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 29 percent; risk free interest rates of 4.37 percent; and weighted average expected duration of 7 years.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At March 31, 2008 and December 31, 2007, Kent International had 120,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

Until December 31, 2005, Kent International applied APB 25 and related interpretations in accounting for its options.  Accordingly, no compensation cost had been recognized for common stock options issued.  In January 2006, Kent International adopted SFAS 123(R).  As all outstanding common stock options were fully vested prior to January 1, 2006, no compensation expense was recognized in the financial statements in the three month periods ending March 31, 2008 and 2007.

NOTE G - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at March 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 56.22% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $14,000 and $24,000 in the three months ended March 31, 2008 and 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

NOTE I – Net Operating Loss Carryforwards

As of December 31, 2007, the Company had approximately $3.3 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $77.6 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2008 through 2027.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2008 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE J - New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Item 2. -	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, of Kent Financial Services, Inc. (“Kent” or the “Company”) as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Kent‘s business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”).  Kent was formed in 1988 as a Delaware corporation and reincorporated in Nevada in 2006 by a merger into a newly formed, wholly owned Nevada subsidiary with the same name that was the surviving corporation of the merger.

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.25% of Kent International at March 31, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

The Academy’s sole full time executive officer resigned on December 15, 2007.  This individual was primarily responsible for business development and coordinating services.  As a result, The Academy is currently reviewing its strategic options including hiring a replacement for the executive officer, partnering with a competitor, continuing to provide services to existing clients through an outsourcing platform, or discontinuation of services.

The Academy has also produced an innovative educational DVD entitled “Sex Over Sixty”.  The Academy has worked to produce this DVD based on research that enables those people over 60 to learn about their changing bodies and experience a healthier, happier sex life.  “Sex Over Sixty” provides frank answers to sexual questions that mature adults face as they age, experience health problems, or begin dating again after a loss or divorce.  The DVD was released on October 16, 2007; however, as with any new media release, the possible commercial success of this DVD is uncertain.  Initial marketing, which has commenced, will be constrained by a modest advertising budget.  Initial sales results have been disappointing.

Kent Educational and The Academy are consolidated in the accompanying financial statements.  The Company has determined that continued revenue growth and profitability at The Academy are uncertain. As a result, losses may be incurred.

Results of Operations

The Company had a net loss of $65,000 or $.02 basic and diluted loss per share, for the three months ended March 31, 2008 compared to a net loss of $53,000, or $.02 basic and diluted loss per share for the comparable quarter in 2007.  The increase in the net loss was mainly the result of decreased interest revenue, seminar fees and administrative fees paid by an un-affiliated investment partnership offset by decreased expenses during the period.

Revenue

Seminar fees based on seminars held by The Academy decreased to $70,000 for the three months ended March 31, 2008 compared to $107,000 for the three months ended March 31, 2007.  This decrease is the result of the departure of The Academy’s executive director who was primarily responsible for business development.  The Company recognizes seminar revenue when the services are provided.

Interest income was $96,000 and $159,000 for the periods ending March 31, 2008 and 2007, respectively, a decrease of $63,000 due to lower yields on invested balances.

The Company realized losses on securities transactions of approximately $1,000 for the three months ended March 31, 2008.  In comparison, no gains or losses on securities transactions were reported during the three months ended March 31, 2007.

For the three months ended March 31, 2008, other income decreased to $70,000 from $101,000 for the three months ended March 31, 2007 caused primarily by the decrease in administrative fees paid by an un-affiliated investment partnership.  As these administrative fees fluctuate based on the performance of the investment partnership, we cannot be certain they will recur.

Expenses

General and administrative expenses were $323,000 in the three months ended March 31, 2008 compared to $427,000 in the three months ended March 31, 2007, a decrease of $77,000.  This decrease can be primarily attributed to a reduction of $121,000 in personnel expenses as a result of the resignation of several employees including our former President in August of 2007.  Other significant reductions in expenses included legal fees which decreased $17,000, travel and entertainment expenses which decreased $6,000 and rental expense which decreased $6,000.  These decreases were partially offset by increases in expenses at the Academy related to seminars held of approximately $7,000 and production, marketing and fulfillment costs for the Sex Over Sixty DVD of approximately $55,000.

Liquidity and Capital Resources

At March 31, 2008, the Company had cash and cash equivalents of approximately $1,103,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of $11.3 million at March 31, 2008 with yields ranging from 2.33% to 3.182%.  Working capital at March 31, 2008 was approximately $12.3 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $81,000 in the three months ended March 31, 2008, compared to net cash used in operations of $230,000 in the comparable period of 2007.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the decrease in expenses as described above.

Net cash of approximately $1,049,000 was provided by investing activities during the period ended March 31, 2008 by the sales and maturities of short-term investments of $1.42 million offset by the purchase of short-term investments of approximately $371,000.  Net cash of $240,000 was provided by investing activities during the period ended March 31, 2007 by the sales and maturities of short-term investments of $1.428 million offset by the purchase of short-term investments of $1.174 million and capitalized costs for the development of www.chinauspals.com.

Nil cash was used for financing activities in the period ending March 31, 2008.  In the period ended March 31, 2007, net cash used in financing activities for the repurchase of the Company’s common stock was $9,000.  Kent International also used approximately $6,000 to repurchase its stock in the quarter ended March 31, 2007.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company was the beneficial owner of approximately 53.25% of Kent International’s outstanding Common Stock at March 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 56.22% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $14,000 and $24,000 in the three months ended March 31, 2008 and 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. -	Controls and Procedures

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: May 9, 2008	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)