Form 10-Q
period 2008-06-30
KENT FINANCIAL SERVICES INC
filed 2008-08-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of August 6, 2008, the issuer had 2,792,022 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2008

PART I   -FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007

Current Assets:
Cash and cash equivalents	$760	$135
Short-term investments	11,566	12,270
Marketable securities	101	117
Accounts receivable	33	98
Prepaid expenses and other current assets	28	18

Total current assets	12,488	12,638

Property and equipment, net of accumulated depreciation of $3 and $1	29	6

Other assets	16	62

Total assets	$12,533	$12,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$240	$269

Noncurrent liabilities:
Accrued post employment obligations	711	685

Total liabilities	951	954

Minority interest in subsidiaries	5,058	5,083

Stockholders' equity:
Preferred stock without par value;500,000 shares authorized;none outstanding	-	-
Common stock, $.10 par value;8,000,000 shares authorized;2,792,022 shares issued and outstanding	279	279
Additional paid-in capital	12,390	12,390
Accumulated deficit	(6,130)	(5,997)
Accumulated other comprehensive loss	(15)	(3)

Total stockholders' equity	6,524	6,669

Total liabilities and stockholders' equity	$12,533	$12,706

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Seminar fees	$65	$124	$134	$231
Interest	87	157	183	316
Investing gains (losses)		7	(1)	7
Other income	9	19	80	120

Total revenues	161	307	396	674

Expenses:
General and administrative	230	482	553	909
Write off capitalized software costs		38		38

Total expenses	230	520	553	947

Loss before income taxes and minority interest	(69)	(213)	(157)	(273)
Provision for income tax benefit (expense)	(1)	10	(2)

Loss before minority interest	(70)	(203)	(159)	(273)
Minority interest in subsidiaries losses	2	56	26	73

Net loss	(68)	(147)	(133)	(200)

Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	(3)	3	(12)	1

Comprehensive loss	$(71)	$(144)	$(145)	$(199)

Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.05)	$(0.07)

Weighted average number of common shares outstanding (in 000's)	2,792	2,794	2,792	2,796

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(133)	$(200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	4
Write off capitalized software costs		38
Interest receivable on short-term investments	26	5
Stock-based compensation expense		18
Minority interest in subsidiaries losses	(26)	(73)
Change in accounts receivable	65	17
Change in prepaid expenses and other assets	39	(26)
Change in accounts payable and accrued expenses	(3)	(2)
Change in deferred revenue		(5)

Net cash used in operating activities	(30)	(224)

Cash flows from investing activities:
Acquistion of property and equipment	(25)	(14)
Sale of marketable securities	2	30
Purchase of short-term investments	(11,549)	(12,594)
Sales and maturities of short-term investments	12,227	12,948

Net cash provided by investing activities	655	370

Cash flows from financing activities:
Repurchase of common stock by subsidiary		(6)
Repurchase of common stock		(16)

Net cash used in financing activities	-	(22)

Net increase in cash and cash equivalents	625	124
Cash and cash equivalents at beginning of period	135	167

Cash and cash equivalents at end of period	$760	$291

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$2	$6

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending June 30, 2008 and 2007
(UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements; as such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business through an acquisition or merger.  Kent Financial Services owned approximately 53.25% of Kent International at June 30, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

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

The education services segment represents the activity of Kent Educational, which is a wholly owned subsidiary of the Company that has a 60% controlling interest in the Academy for Teaching and Leadership Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provides educators various programs designed to improve themselves, their students, and their schools.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the three and six months ended June 30, 2008 and 2007:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Three Months Ended June 30, 2008
Revenues from external customers		$65	$8		$73
Management fees			63	$(63)
Interest revenue	$77	1	9		87
Oher income	1				1

Total revenues	78	66	80	(63)	161

General and administrative expenses	(101)	(44)	(148)	63	(230)
Minority interest	11	(9)			2
Income tax expense	(1)				(1)

Net income (loss) by segment	$(13)	$13	$(68)	-	$(68)

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Six Months Ended June 30, 2008
Revenues from external customers		$136	$76		$212
Management fees			126	$(126)
Interest revenue	$161	3	19		183
Investing losses			(1)		(1)
Other Income	1		1		2

Total revenues	162	139	221	(126)	396

General and administrative expenses	(215)	(142)	(322)	126	(553)
Minority interest	25	1			26
Income tax expense	(1)	(1)			(2)

Net loss by segment	$(29)	$(3)	$(101)	-	$(133)

As of June 30, 2008
Total assets by segment	$10,544	$369	$1,620	-	$12,533

Three Months Ended June 30, 2007
Revenues from external customers	$12	$124	$7		$143
Management fees			107	$(107)
Interest revenue	132	3	22		157
Investing gains			7		7

Total revenues	144	127	143	(107)	307

General and administrative expenses	(198)	(170)	(221)	107	(482)
Income tax benefit		10			10
Minority interest	43	13			56
Write off capitalized software costs	(38)				(38)

Net loss by segment	$(49)	$(20)	$(78)	-	$(147)

Six Months Ended June 30, 2007
Revenues from external customers	$12	$231	$108		$351
Management fees			170	$(170)
Interest revenue	266	7	43		316
Investing gains			7		7

Total revenues	278	238	328	(170)	674

General and administrative expenses	(398)	(236)	(445)	170	(909)
Minority interest	74	(1)			73
Write off capitalized software costs	(38)				(38)

Net income (loss) by segment	$(84)	$1	$(117)	-	$(200)

As of June 30, 2007
Total assets by segment	$10,783	$488	$1,950	-	$13,221

NOTE C - Securities Owned

Marketable securities owned as of June 30, 2008 and December 31, 2007, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following (all numbers in thousands):

		June 30, 2008		December 31, 2007

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$90	$(12)	$92		$(10)
All other equity securities	N/A	11	(3)	24	$7

		$101	$(15)	$116	$7	$(10)

During the first quarter of 2007, the Company reclassified its marketable securities from trading securities to available for sale securities.  The Company’s securities are valued at fair value. The unrealized gains or losses from marking available for sale securities to market are included in other comprehensive income.   Fair value is ordinarily the listed market price of the stock.  If listed market prices are not indicative of fair value or if liquidating the Company’s position would reasonably be expected to impact market prices, fair value is determined based on other relevant factors.  Among the factors considered by management in determining fair value of the portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies.

NOTE D - Capital Stock Activity

Dividends

No dividends were declared or paid during the six months ended June 30, 2008.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were acquired during the six months ended June 30, 2008.  As of June 30, 2008, 102,352 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

NOTE E - Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options outstanding at June 30, 2008 and 300,000 outstanding at June 30, 2007.  Because the Company had losses in the three and six months ended June 30, 2008 and 2007, any stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculations.

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

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  Subsequently, 300,000 options were awarded to Dr. Qun Yi Zheng as President of Kent on the same date.  33,000 of these options were immediately exercisable with an additional 33,000 becoming exercisable on the first eight anniversaries of the grant date.  On August 31, 2007, the effective date of Dr. Zheng’s resignation, the 66,000 common stock options that had become exercisable were forfeited as were the 234,000 options that were still unexercisable.  The Company did not record stock-based compensation expense for the six months ended June 30, 2008 as no options were earned during this period; however, approximately $9,000 and $18,000 in stock-based compensation expense was recorded for the three and six month periods ending June 30, 2007, respectively.  At June 30, 2008, the Company had no common stock options outstanding.

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

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2008 and December 31, 2007, Kent International had 220,000 and 120,000 common stock options outstanding, respectively.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

On May 8, 2008, Kent International’s Board awarded a non-qualified stock option to Bryan P. Healey to purchase 100,000 shares of Kent International’s common stock under the Kent International’s 1986 Stock Option Plan.  The option has an exercise price of $3.20 and shall become exercisable at a rate of 20,000 shares on each of the first five anniversaries of the date of grant, provided that Mr. Healey remains in the continuous employ of Kent International.  The option shall expire on May 8, 2018, unless earlier terminated.

NOTE G - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the owner of approximately 53.25% of Kent International’s outstanding Common Stock at June 30, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 56.94% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company, is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were $13,539 and $27,932 in the three and six months ended June 30, 2008, respectively and $26,555 and $50,554 in the three and six months ended June 30, 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis resulting in no income or loss and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

NOTE I – Net Operating Loss Carryforwards

As of December 31, 2007, the Company had approximately $3.3 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $77.6 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2008 through 2027.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2008 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 of Kent Financial Services, Inc. (“Kent” or the “Company”) as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Kent‘s business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”).  Kent was formed in 1988 as a Delaware corporation and reincorporated in Nevada in 2006 by a merger into a newly formed, wholly owned Nevada subsidiary with the same name that was the surviving corporation of the merger.

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.25% of Kent International at June 30, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Kent Educational

Kent Educational, a wholly owned subsidiary of Kent, has a 60% controlling interest in The Academy for Teaching and Leadership, Inc., (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, offers educators high quality programs designed to dramatically improve themselves, their students and their schools.  The Academy brings together educators from school districts to engage in quality programs related to curriculum, assessment, and instructional strategies that have the potential to assist them in their own development as well as to enhance the learning of their students.  Similarly, it offers administrators the latest programs in leadership practices that can support their school district’s goals and give them the skills to achieve their specific objectives.

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

The Academy has also produced an innovative educational DVD entitled “Sex Over Sixty”.  The Academy has produced this DVD based on research that enables those people over 60 to learn about their changing bodies and experience a healthier, happier sex life.  “Sex Over Sixty” provides frank answers to sexual questions that mature adults face as they age, experience health problems, or begin dating again after a loss or divorce.  The DVD was released on October 16, 2007; however, as with any new media release, the possible commercial success of this DVD is uncertain.  Initial marketing will be constrained by a modest advertising budget.  Initial sales results have been disappointing.

Kent Educational and The Academy are consolidated in the accompanying financial statements.  The Company has determined that continued revenue growth and profitability at The Academy are uncertain.  As a result, losses may be incurred.

Results of Operations

The Company had a net loss of $68,000, or $.02 basic and diluted loss per share, for the quarter ended June 30, 2008 compared to a net loss of $147,000, or $.05 basic and diluted loss per share, for the comparable quarter in 2007.  For the six months ended June 30, 2008, the Company had a net loss of $133,000, or $0.05 basic and fully diluted loss per share, compared to a net loss of $200,000, or $0.07 basic and fully diluted loss per share, for the same period in 2007.  The decreases in net losses were mainly the result of decreased expenses offset by decreased interest revenue, seminar fees and administrative fees paid by an un-affiliated investment partnership during the period.

Revenue

Seminar fees based on seminars held by The Academy decreased to $65,000 and $134,000 for the three and six months ended June 30, 2008, respectively, compared to $124,000 and $231,000 for the three and six months ended June 30, 2007.  These decreases are the result of the departure of The Academy’s executive director who was primarily responsible for business development.  The Academy has approximately $121,000 under contract for services to be rendered during the 2008-2009 school year.  The Company recognizes seminar revenue when the services are provided.

Interest income decreased to $87,000 and $183,000 for the three and six months ending June 30, 2008, respectively, from $157,000 and $316,000, respectively, for the same periods in 2007.  The decreases of $70,000 and $133,000, respectively, are due to lower yields on invested balances.

Although, the Company did not realize any gains or losses on securities transactions during the three months ending June 30, 2008, during the six months ended June 30, 2008, $1,000 in losses on securities transactions were realized.  Realized gains on securities transactions were approximately $7,000 for the three and six months ending June 30, 2007.

Other income for the three months ended June 30 2008 and 2007 was reasonably consistent at $9,000 and $19,000, respectively.  For the six months ended June 30, 2008, other income decreased to $80,000 from $120,000 for the six months ended June 30, 2007 caused primarily by the decrease in administrative fees paid by an un-affiliated investment partnership.  As these administrative fees fluctuate based on the performance of the investment partnership, we cannot be certain they will recur.

Expenses

General and administrative expenses decreased to $230,000 and $553,000 for the three and six months ended June 30, 2008, respectively, from $482,000 and $909,000 for the same periods in 2007.  The decreases of $252,000 and $356,000 for the three and six months respectively, can be primarily attributed to reductions of $150,000 and $271,000 in personnel expenses as a result of the resignation of several employees, including our former President in August of 2007 and the Executive Director of The Academy in December of 2007.  Other significant reductions in expenses included legal fees which decreased $15,000 and rental expense which decreased $13,000.  The decreases were partially offset by increases in expenses at the Academy related to production, marketing and fulfillment costs for the Sex Over Sixty DVD of approximately $57,000.

Our consolidated subsidiary, Kent International recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

Liquidity and Capital Resources

At June 30, 2008, the Company had cash and cash equivalents of approximately $760,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of $11.566 million at June 30, 2008 with yields ranging from 1.98% to 2.33%.  Working capital at June 30, 2008 was approximately $12.248 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $30,000 in the six months ended June 30, 2008, compared to net cash used in operations of $224,000 in the comparable period of 2007.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the decrease in expenses as described above.

Net cash of approximately $655,000 was provided by investing activities during the six months ended June 30, 2008 by the sales and maturities of short-term investments of $12.2 million offset by the purchase of short-term investments of approximately $11.549 million and acquisition of property and equipment of $25,000.  Net cash of $370,000 was provided by investing activities during the period ended June 30, 2007 by the sales and maturities of short-term investments and marketable securities of $12.624 million offset by the purchase of short-term investments of $1.174 million and capitalized costs for the development of www.chinauspals.com.

Nil cash was used for financing activities in the period ending June 30, 2008.  In the period ended June 30, 2007, net cash used in financing activities for the repurchase of the Company’s common stock was approximately $16,000.  Kent International also used approximately $6,000 to repurchase its stock in the six months ended June 30, 2007.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the owner of approximately 53.25% of Kent International’s outstanding Common Stock at June 30, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 56.94% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company, is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $13,539 and $27,932 in the three and six months ended June 30, 2008, respectively and $26,555 and $50,554 in the three and six months ended June 30, 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis resulting in no income or loss and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II -	OTHER INFORMATION
ITEM 1. -	Legal Proceedings

None.

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. -	Defaults Upon Senior Securities

None.

ITEM 4. -	Submission of Matters to a Vote of Security Holders

None.

ITEM 5. -	Other Information

None.

ITEM 6. -	Exhibits

(a)	Exhibits

	3.1	Bylaws of the Registrant, as amended. (l)

	3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

	3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

	3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

	10.1	Employment Agreement dated May 12, 2008 by and between Kent Financial Services, Inc. and Paul O. Koether. (5)**

	10.2	Employment Agreement dated May 1, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Filed herewith.
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: August 11, 2008	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)