Form 10-Q
period 2008-09-30
KENT FINANCIAL SERVICES INC
filed 2008-11-13
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

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
Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of November 4, 2008, the issuer had 2,759,293 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended September 30, 2008

PART I   -FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007

Current Assets:
Cash and cash equivalents	$1,033	$135
Short-term investments	11,153	12,270
Marketable securities	96	117
Accounts receivable	59	98
Prepaid expenses and other current assets	29	18

Total current assets	12,370	12,638

Property and equipment, net of accumulated depreciation of $4 and $1	28	6

Other assets	16	62

Total assets	$12,414	$12,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$243	$269

Noncurrent liabilities:
Accrued post employment obligations	720	685

Total liabilities	963	954

Minority interest in subsidiaries	5,034	5,083

Stockholders' equity:
Preferred stock without par value;500,000 shares authorized;none outstanding	-	-
Common stock, $.10 par value;8,000,000 shares authorized;2,786,483 shares issued and outstanding	279	279
Additional paid-in capital	12,381	12,390
Accumulated deficit	(6,223)	(5,997)
Accumulated other comprehensive loss	(20)	(3)

Total stockholders' equity	6,417	6,669

Total liabilities and stockholders' equity	$12,414	$12,706

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Seminar fees	$50	$125	$184	$356
Interest	65	153	248	469
Investing gains (losses)			(1)	7
Other income	9	9	89	129

Total revenues	124	287	520	961

Expenses:
General and administrative	236	517	789	1,426
Write off capitalized software costs				38

Total expenses	236	517	789	1,464

Loss before income taxes and minority interest	(112)	(230)	(269)	(503)
Provision for income tax benefit (expense)			(2)

Loss before minority interest	(112)	(230)	(271)	(503)
Minority interest in subsidiaries losses	19	65	45	138

Net loss	(93)	(165)	(226)	(365)

Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	(5)		(17)	1

Comprehensive loss	$(98)	$(165)	$(243)	$(364)

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.08)	$(0.13)

Weighted average number of common shares outstanding (in 000's)	2,790	2,793	2,791	2,795

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(226)	$(365)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3	5
Write off capitalized software costs		38
Interest receivable on short-term investments	(30)	(116)
Minority interest in subsidiaries losses	(45)	(138)
Change in accounts receivable	39	(4)
Change in prepaid expenses and other assets	35	(39)
Change in accounts payable and accrued expenses	9	(43)
Change in deferred revenue		(23)

Net cash used in operating activities	(215)	(685)

Cash flows from investing activities:
Acquistion of property and equipment	(25)	(14)
Sale of marketable securities	2	30
Purchase of short-term investments	(11,549)	(14,013)
Sales and maturities of short-term investments	12,697	14,611

Net cash provided by investing activities	1,125	614

Cash flows from financing activities:
Repurchase of common stock by subsidiary	(3)	(6)
Repurchase of common stock	(9)	(16)

Net cash used in financing activities	(12)	(22)

Net increase in cash and cash equivalents	898	(93)
Cash and cash equivalents at beginning of period	135	167

Cash and cash equivalents at end of period	$1,033	$74

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$2	$6

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending September 30, 2008 and 2007
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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business through an acquisition or merger.  Kent Financial Services owned approximately 53.28% of Kent International at September 30, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, Kent International reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 1,100 members from the approximately 150 members prior to the redesign.

While Kent International is encouraged by the membership and traffic growth since the redesign, we cannot be certain that the growth rate will continue or that existing members will continue using the site.  Kent International also faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

The education services segment represents the activity of Kent Educational, a wholly owned subsidiary of the Company that has a 60% controlling interest in the Academy for Teaching and Leadership Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provides educators various programs designed to improve themselves, their students, and their schools.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the three and nine months ended September 30, 2008 and 2007:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Three Months Ended September 30, 2008
Revenues from external customers		$51	$7		$58
Management fees			63	$(63)
Interest revenue	$57	2	6		65
Oher income			1		1

Total revenues	57	53	77	(63)	124

General and administrative expenses	(121)	(33)	(145)	63	(236)
Minority interest	27	(8)			19

Net income (loss) by segment	$(37)	$12	$(68)	-	$(93)

Nine Months Ended September 30, 2008
Revenues from external customers		$187	$83		$270
Management fees			189	$(189)
Interest revenue	$218	5	25		248
Investing losses			(1)		(1)
Other Income	1		2		3

Total revenues	219	192	298	(189)	520

General and administrative expenses	(336)	(175)	(467)	189	(789)
Minority interest	52	(7)			45
Income tax expense	(1)	(1)			(2)

Net income (loss) by segment	$(66)	$9	$(169)	-	$(226)

As of September 30, 2008
Total assets by segment	$10,486	$391	$1,537	-	$12,414

Three Months Ended September 30, 2007
Revenues from external customers		$125	$7		$132
Management fees			63	$(63)
Interest revenue	$131	2	20		153
Other income	2				2

Total revenues	133	127	90	(63)	287

General and administrative expenses	(287)	(109)	(184)	63	(517)
Minority interest	72	(7)			65

Net income (loss) by segment	$(82)	$11	$(94)	-	$(165)

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Nine Months Ended September 30, 2007
Revenues from external customers		$356	$115		$471
Management fees			233	$(233)
Interest revenue	$397	9	63		469
Investing gains			7		7
Other income	14				14

Total revenues	411	365	418	(233)	961

General and administrative expenses	(685)	(345)	(629)	233	(1,426)
Minority interest	146	(8)			138
Write off capitalized software costs	(38)				(38)

Net income (loss) by segment	$(166)	$12	$(211)	-	$(365)

As of September 30, 2007
Total assets by segment	$10,582	$514	$1,820	-	$12,916

NOTE C - Securities Owned

Marketable securities owned as of September 30, 2008 and December 31, 2007, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following (all numbers in thousands):

		September 30, 2008		December 31, 2007

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$86	$(16)	$92		$(10)
All other equity securities	N/A	10	(4)	24	$7

		$96	$(20)	$116	$7	$(10)

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

NOTE D - Capital Stock Activity

Dividends

No dividends were declared or paid during the nine months ended September 30, 2008.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  5,539 shares were repurchased during the three and nine months ended September 30, 2008 for approximately $9,178, while during the three and nine months ended September 30, 2007, 7,542 shares were acquired for approximately $16,278.  As of September 30, 2008, 92,109 shares remained authorized for repurchase under the program.  All shares repurchased under this plan have been cancelled and returned to the status of authorized but unissued shares.

NOTE E - Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options outstanding at September 30, 2008 and 300,000 outstanding at September 30, 2007.  Because the Company had losses in the three and nine months ended September 30, 2008 and 2007, any stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculations.

NOTE F - Stock Option Plans

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment,” (“SFAS 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) on January 1, 2006.  SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued.

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  Subsequently, 300,000 options were awarded to Dr. Qun Yi Zheng as President of Kent on the same date.  33,000 of these options were immediately exercisable with an additional 33,000 becoming exercisable on the first eight anniversaries of the grant date.  On August 31, 2007, the effective date of Dr. Zheng’s resignation, the 66,000 common stock options that had become exercisable were forfeited as were the 234,000 options that were still unexercisable.  The Company did not record stock-based compensation expense for the nine month periods ended September 30, 2008 and 2007, as no options were earned during this period.  At September 30, 2008, the Company had no common stock options outstanding.

Kent International Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At September 30, 2008 and December 31, 2007, Kent International had 220,000 and 120,000 common stock options outstanding, respectively.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

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

NOTE G - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the owner of approximately 53.28% of Kent International’s outstanding common stock at September 30, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 58.3% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company, is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were $16,032 and $43,364 in the three and nine months ended September 30, 2008, respectively and $19,399 and $69,854 in the three and nine months ended September 30, 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis resulting in no income or loss and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

NOTE I – Net Operating Loss Carryforwards

As of December 31, 2007, the Company had approximately $3.3 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $77.6 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2008 through 2027.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2008 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.28% of Kent International at September 30, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, Kent International reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 1,100 members from the approximately 150 members prior to the redesign.

While Kent International is encouraged by the membership and traffic growth since the redesign, we cannot be certain that the growth rate will continue or that existing members will continue using the site.  Kent International also faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.

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

The Academy’s sole full time executive officer resigned on December 15, 2007.  This individual was primarily responsible for business development and coordinating services.  As a result, The Academy is currently continuing to provide services to new and existing clients through an outsourcing platform and commission based business development contractors.

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

Results of Operations

The Company had a net loss of $93,000, or $.03 basic and diluted loss per share, for the quarter ended September 30, 2008 compared to a net loss of $165,000, or $.06 basic and diluted loss per share, for the comparable quarter in 2007.  For the nine months ended September 30, 2008, the Company had a net loss of $226,000, or $0.08 basic and fully diluted loss per share, compared to a net loss of $365,000, or $0.13 basic and fully diluted loss per share, for the same period in 2007.  The decreases in net losses were mainly the result of decreased expenses offset by decreased interest revenue, seminar fees and administrative fees paid by an un-affiliated investment partnership during the period.

Revenue

Seminar fees based on seminars held by The Academy decreased to $50,000 and $184,000 for the three and nine months ended September 30, 2008, respectively, compared to $125,000 and $356,000 for the three and nine months ended September 30, 2007.  These decreases are the result of the departure of The Academy’s executive director who was primarily responsible for business development.  The Academy has approximately $193,500 under contract for services to be rendered during the 2008-2009 school year.  The Company recognizes seminar revenue when the services are provided.

Interest income decreased to $65,000 and $248,000 for the three and nine months ended September 30, 2008, respectively, from $153,000 and $469,000, respectively, for the same periods in 2007.  The decreases of $88,000 and $221,000, respectively, are due to lower yields on invested balances.

Although, the Company did not realize any gains or losses on securities transactions during the three months ended September 30, 2008, during the nine months ended September 30, 2008 $1,000 in losses on securities transactions were realized.  Realized gains on securities transactions were approximately $7,000 for the three and nine months ended September 30, 2007.

Other income for the three months ended September 30 2008 and 2007 was consistent at $9,000.  For the nine months ended September 30, 2008, other income decreased to $89,000 from $129,000 for the nine months ended September 30, 2007 caused primarily by the decrease in administrative fees paid by an un-affiliated investment partnership.  As these administrative fees fluctuate based on the performance of the investment partnership, we cannot be certain they will recur.

Expenses

General and administrative expenses decreased to $236,000 and $789,000 for the three and nine months ended September 30, 2008, respectively, from $517,000 and $1,426,000 for the same periods in 2007.  The decreases of $281,000 and $637,000 for the three and nine months respectively, can be primarily attributed to reductions of $257,000 and $511,000 in personnel expenses as a result of the resignation of several employees, including our former President in August of 2007 and the Executive Director of The Academy in December of 2007.  Other significant reductions in expenses included legal fees which decreased $15,000 and rental expense which decreased approximately $19,000.  The decreases were partially offset by increases in expenses at the Academy related to production, marketing and fulfillment costs for the Sex Over Sixty DVD of approximately $57,000 and expenses at Kent International of approximately $24,000 in consulting and due diligence expenses related to a proposed acquisition that was terminated prior to closing..

Our consolidated subsidiary, Kent International recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

Liquidity and Capital Resources

At September 30, 2008, the Company had cash and cash equivalents of approximately $1.033 million.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of $11.153 million at September 30, 2008 with yields ranging from 1.98% to 2.19%.  Working capital at September 30, 2008 was approximately $12.127 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $215,000 in the nine months ended June 30, 2008, compared to net cash used in operations of $685,000 in the comparable period of 2007.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the decrease in expenses as described above.

Net cash of approximately $1.125 million was provided by investing activities during the nine months ended September 30, 2008 by the sales and maturities of short-term investments and marketable securities of $12.699 million offset by the purchase of short-term investments of approximately $11.549 million and acquisition of property and equipment of $25,000.  Net cash of $614,000 was provided by investing activities during the period ended September 30, 2007 by the sales and maturities of short-term investments and marketable securities of $14.611 million offset by the purchase of short-term investments of $14.103 million and capitalized costs for the development of www.chinauspals.com.

In the nine month periods ended September 30, 2008 and 2007, net cash used in financing activities for the repurchase of the Company’s common stock was approximately $9,000 and $16,000, respectively.  Kent International also used approximately $3,000 and $6,000 to repurchase its stock in the nine months ended September 30, 2008 and 2007, respectively.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the owner of approximately 53.28% of Kent International’s outstanding common stock at September 30, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 58.3% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company, is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were $16,032 and $43,364 in the three and nine months ended September 30, 2008, respectively and $19,399 and $69,854 in the three and nine months ended September 30, 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis resulting in no income or loss and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II -	OTHER INFORMATION
ITEM 1. -	Legal Proceedings

None.

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008				97,648
August 1, 2008 – August 31, 2008	5,191	$1.67	5,191	92,457
September 1, 2008 – September 30, 2008	348	1.45	348	92,109
Total	5,539	$1.66	5,539	92,109

(1)           In August 2004, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 200,000 shares of its common stock.  This program has no expiration date.

ITEM 3. -	Defaults Upon Senior Securities

None.

ITEM 4. -	Submission of Matters to a Vote of Security Holders

None.

ITEM 5. -	Other Information

None.

ITEM 6. -	Exhibits

(a)	Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated May 12, 2008 by and between Kent Financial Services, Inc. and Paul O. Koether. (5)**

10.2	Employment Agreement dated May 1, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to the Kent Financial Services, Inc. Form 10-Q for the quarter ended June 30, 2008.
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: November 13, 2008	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)