Form 10-K
period 2008-12-31
KENT FINANCIAL SERVICES INC
filed 2009-03-26
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
MARK ONE:
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________.

Commission file number 1-7986

KENT FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Pennbrook Road, P.O. Box 97, Far Hills, New Jersey	07931
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number   (908) 766-7221

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.10 per share

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price on the NASDAQ Capital Markets as of February 27, 2009, was approximately $1.33 million.  At February 27, 2009, there were 2,759,293 shares of common stock outstanding.

PART I

Item 1.	BUSINESS

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

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties.  For a discussion of certain factors that may affect the outcome projected in such statements, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Annual Report, as well as factors noted in the balance of this Item 1 (“Description of Business”).  Actual results may differ materially from those projected.  These forward-looking statements represent the Company’s judgment as of the date of the filing of this Annual Report.  However, the Company disclaims any intent or obligation to update these forward-looking statements.

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.44% of Kent International at December 31, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, Kent International reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  As a part of the agreement, Kent International will be responsible for the costs of marketing the site until revenue is generated.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 3,100 members from the approximately 150 members prior to the redesign.

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

Item 1a.	RISK FACTORS

Risk Factors Related to the Company

The Company’s business success is wholly dependent on the success of Kent International and Kent Educational.

Kent’s business is comprised entirely of the management of Kent International and Kent Educational.  Accordingly, any risks affecting those companies constitute risks to Kent at the same time.

Risk Factors Related to Kent International

For a discussion of Kent International’s risk factors, please refer to Kent International’s annual report for the year ended December 31, 2008 filed on form 10-K under SEC file no. 000-20726.  All of the risk factors set forth under Item 1A of that report are incorporated herein by reference.

Risk Factors Related to Kent Educational

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

Employees

As of February 27, 2009, the Company and its subsidiaries had two full-time employees and one part-time employee.

Item 2.	PROPERTIES

None

Item 3.	LEGAL PROCEEDINGS

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 17, 2008.  Management's nominees, Paul O. Koether, William Mahomes, Jr., Casey K. Tjang, James L. Bicksler, and Bryan P. Healey were elected to the Board of Directors.

The following is the vote tabulation for all nominees:

	FOR	AGAINST	WITHHELD	ABSTENTIONS AND BROKER NONVOTES

Paul O. Koether	1,489,094	-	-	-
William Mahomes, Jr.	1,489,094	-	-	-
Casey K. Tjang	1,489,094	-	-	-
James L. Bicksler	1,489,094	-	-	-
Bryan P. Healey	1,489,094	-	-	-

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders of Record

As of February 27, 2009, the Company had 1,347 stockholders of record of its common stock.  The closing price of the common stock was $1.27 on February 27, 2009.

Market Information

The Company's common stock trades on the NASDAQ Capital Market under the symbol "KENT".  The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated as reported by NASDAQ for the periods indicated.

	High	Low
Calendar Quarter:

2008

First Quarter	$2.22	$1.62
Second Quarter	1.94	1.60
Third Quarter	1.68	1.41
Fourth Quarter	1.86	1.40

2007

First Quarter	$3.73	$2.21
Second Quarter	2.81	1.94
Third Quarter	2.40	1.98
Fourth Quarter	2.50	2.01

Dividends

The Company did not declare or pay any dividends in 2008 or 2007.

Equity Compensation Plan Information

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the years ended December 31, 2008 or 2007 as no options were earned during these periods.  At December 31, 2008, the Company had no common stock options outstanding.

The following table provides a summary of the securities authorized for issuance under equity compensation plans, the weighted average price and number of securities remaining available for issuance, at December 31, 2008.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

2005 Stock Option Plan	N/A	N/A	400,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	N/A	N/A	400,000

Repurchase Plans

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008	27,190	$1.43	27,190	64,919
November 1, 2008 - November 30, 2008	-		-	64,919
December 1, 2008 - December 31, 2008	-		-	64,919
Total	27,190	$1.43	27,190	64,919

(1)	In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. This plan has no expiration date.

Item 6.	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere in this Form 10-K.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected and include, but are not limited to, the risks discussed below, the risks discussed in the section of this Form 10-K entitled “Risk Factors” and risks discussed elsewhere in this Form 10-K.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”).

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.44% of Kent International at December 31, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, Kent International reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  As a part of the agreement, Kent International will be responsible for the costs of marketing the site until revenue is generated.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 3,100 members from the approximately 150 members prior to the redesign.

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

The Academy has also produced an innovative educational DVD entitled “Sex Over Sixty”.  The Academy worked to produce this DVD based on research that enables those people over 60 to learn about their changing bodies and experience a healthier, happier sex life.  “Sex Over Sixty” provides frank answers to sexual questions that mature adults face as they age, experience health problems, or begin dating again after a loss or divorce.  The DVD was released on October 16, 2007; however, sales results have been disappointing.

Kent Educational and The Academy are consolidated in the accompanying financial statements.  The Academy is currently reviewing its strategic options including hiring an executive officer, partnering with a competitor, continuing to provide services to existing clients through an outsourcing platform, or discontinuation of services.

Results of Operations

The Company had a consolidated net loss of $296,281, ($.11 basic and fully diluted loss per share) in 2008, compared to a consolidated net loss of $551,641 ($.20 basic and fully diluted loss per share) in 2007.  The decrease in the net loss was mainly the result of decreased expenses offset by decreased interest revenue, seminar fees and administrative fees paid by an un-affiliated investment partnership during the period.

Revenues

Seminar fees based on seminars held by The Academy decreased to $285,643 for the year ended December 31, 2008, compared to $480,612 for the year ended December 31, 2007.  The decrease is the result of the departure of The Academy’s executive director who was primarily responsible for business development.  The Academy currently has approximately $160,667 under contract for services to be rendered in 2009.  The Company recognizes seminar revenue when the services are provided.

Interest income was $300,274 and $612,858 in 2008 and 2007, respectively, a decrease of $312,584.  The decrease was primarily caused by lower yields on invested balances.

Net unrealized losses on available for sale securities were $43,149, and realized gains were $36,180 for the year ended December 31, 2008 as compared to net unrealized losses on available for sale securities of $2,675, and realized gains of $6,574 for the year ended December 31, 2007.  Since marketable securities are classified as available for sale securities, unrealized losses during the years ended December 31, 2008 and 2007 were recorded as an adjustment to accumulated other comprehensive income in stockholder’s equity.

For the year ended December 31, 2008, other income decreased to $88,022 from $138,102 for the comparable period in 2007, caused by the decrease in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership; as a result, based upon current global financial market conditions we do not believe that these fees will continue at the same level.

Expenses

General and administrative expenses decreased to $1,104,337 for the year ended December 31, 2008 from $1,804,717 for 2007.  The decrease in expenses of $700,830 or 39% is primarily attributed to a $555,262 decrease in personnel costs.  Other material decreases were accounting and legal fees of $23,556, rental expenses of $17,550, expenses related to travel and entertainment associated with our ongoing business development activities of $18,993, Directors’ fees of $19,700 and the costs of providing seminars by The Academy of $17,312.

Other

In 2008, Kent International repurchased 12,468 shares of common stock in open market transactions for $20,764.  The Company recorded an extraordinary gain of approximately $8,838, as the amount paid for the shares was less than the fair value of the net assets recorded.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash and cash equivalents of $1,990,753.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of $10.09 million at December 31, 2008 with yields ranging from 0.12% to 0.20%.  Working capital at December 31, 2008 was approximately $11.93 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $227,549 for the year ended December 31, 2008, compared to net cash used in operations of $655,144 in 2007.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the decrease in general and administrative expenses offset by the decrease in interest earned on invested balances.

$2,152,213 was provided by investing activities during the year ended December 31, 2008 by the sales and maturities of short-term investments of $23.776 million offset by the purchase of short-term investments of $21.638 million and $24,954 for the acquisition of a vehicle for The Academy.  $645,615 was provided by investing activities during the year ended December 31, 2007 by the sales and maturities of short-term investments of $25.582 million offset by the purchase of short-term investments of $24.958 million and $14,266 for capital costs for ChinaUSPals.com.  Net sales of marketable securities were $39,245 and $36,419 in 2008 and 2007, respectively.

The Company used $48,074 for financing activities for the year ended December 31, 2008 to repurchase 32,729 shares of common stock compared to the $16,756 used for financing activities for the year ended December 31, 2007 to repurchase 7,770 shares of common stock.  Kent International also used $20,764 and $5,343 to repurchase their stock in the years ended December 31, 2008 and 2007, respectively.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  Additionally, Kent International’s executive offices are located in the premises provided by the Company; however, no separate payment is made for use of the premises.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 59.11% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $60,802 and $83,481 in the years ended December 31, 2008 and 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  In our preparation of the financial statements for 2008, there were no estimates made which were (a) subject to a high degree of uncertainty or (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.  SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herein are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations and Other Comprehensive Income for the Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Kent Financial Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and other comprehensive income and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

March 17, 2008
Hackensack, New Jersey

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31,
ASSETS	2008	2007

Current Assets:
Cash and cash equivalents	$1,990,753	$134,927
Short-term investments	10,090,292	12,269,763
Marketable securities	70,450	116,665
Accounts receivable	55,895	97,668
Prepaid expenses and other current assets	14,769	18,393

Total current assets	12,222,159	12,637,416

Property and equipment, net of accumulated depreciation of $10,728 and $1,474	21,618	5,917
Other assets	16,000	62,335

Total assets	$12,259,777	$12,705,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$227,497	$268,604
Deferred revenue	64,817

Total current liabilities	292,314	268,604

Noncurrent liabilities:
Accrued post employment obligations	720,000	684,529

Total liabilities	1,012,314	953,133

Minority interest in subsidiaries	4,965,816	5,083,384

Stockholders' equity:
Preferred stock without par value;500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value;8,000,000 shares authorized; 2,759,293 and 2,792,022 shares issued and outstanding	275,929	279,202
Additional paid-in capital	12,344,949	12,389,750
Accumulated deficit	(6,293,407)	(5,997,126)
Accumulated other comprehensive loss	(45,824)	(2,675)

Total stockholders' equity	6,281,647	6,669,151

Total liabilities and stockholders' equity	$12,259,777	$12,705,668

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007
Revenues:
Seminar fees	$285,643	$480,612
Interest revenue	300,274	612,858
Investing gains	36,180	6,574
DVD sales	3,273	922
Other income	88,022	138,102

Total revenues	713,392	1,239,068

Expenses:
General and administrative	1,104,337	1,804,717
Write off capitalized software costs		37,764
Write off goodwill		90,055

Total expenses	1,104,337	1,932,536

Loss before income taxes, minority interest and extraordinary gain	(390,945)	(693,468)
Provision for income taxes	(2,140)	(1,883)
Loss before minority interest and extraordinary gain	(393,085)	(695,351)
Minority interest in subsidiaries losses	87,966	143,710

Loss before extraordinary gain	(305,119)	(551,641)
Extraordinary gain due to purchase of subsidiary stock	8,838

Net loss	(296,281)	(551,641)

Other comprehensive income (loss):
Unrealized loss on available for sale securities	(43,149)	(2,675)

Comprehensive loss	$(339,430)	$(554,316)

Basic and diluted net loss per common share:
Loss per share before extraordinary gain	$(0.11)	$(0.20)
Extraordinary gain	-

Net loss per share	$(0.11)	$(0.20)

Weighted average number of common shares outstanding	2,784,235	2,794,146

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(296,281)	$(551,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,254	5,466
Write off goodwill		90,055
Write off capitalized software costs		37,764
Gain on sale of marketable securities	(36,180)	(6,574)
Extraordinary gain on purchase of stock of subsidiary	(8,838)
Minority interest in subsidiaries losses	(87,966)	(143,710)
Changes to operating assets and liabilities:
Interest receivable on short-term investments	41,549	6,136
Change in accounts receivable and other current assets	45,397	(7,798)
Change in other assets	46,335	(5,872)
Change in accounts payable and accrued expenses	(5,636)	(55,978)
Change in deferred revenue	64,817	(22,992)

Net cash used in operating activities	(227,549)	(655,144)

Cash flows from investing activities:
Sales of marketable securities	1,549,388	36,419
Purchases of marketable securities	(1,510,143)
Purchase of short-term investments	(21,638,410)	(24,958,609)
Maturity and sales of short-term investments	23,776,332	25,582,071
Acquisition of property and equipment	(24,954)	(14,266)

Net cash provided by investing activities	2,152,213	645,615

Cash flows from financing activities:
Repurchase of common stock by subsidiary	(20,764)	(5,343)
Repurchase of common stock	(48,074)	(16,756)

Net cash used in financing activities	(68,838)	(22,099)

Net decrease in cash and cash equivalents	1,855,826	(31,628)
Cash and cash equivalents at beginning of period	134,927	166,555

Cash and cash equivalents at end of period	$1,990,753	$134,927

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$2,140	$7,996

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance December 31, 2006	2,799,792	$279,979	$12,405,729	$(5,445,485)		$7,240,223

Repurchase of common stock	(7,770)	(777)	(15,979)			(16,756)

Unrealized loss on available for sale securities					$(2,675)	(2,675)

Net loss				(551,641)		(551,641)

Balance December 31, 2007	2,792,022	279,202	12,389,750	(5,997,126)	(2,675)	6,669,151

Repurchase of common stock	(32,729)	(3,273)	(44,801)			(48,074)

Unrealized loss on available for sale securities					(43,149)	(43,149)

Net loss				(296,281)		(296,281)

Balance December 31, 2008	2,759,293	$275,929	$12,344,949	$(6,293,407)	$(45,824)	$6,281,647

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

Marketable Securities

Marketable securities, consisting of equity securities, are stated at fair value and are considered available for sale securities, with the corresponding unrealized gain (loss) recorded as a component of other comprehensive income in stockholders’ equity.

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

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.  There were no common stock options outstanding for either of the years ended December 31, 2008 and 2007; thus, there was no dilutive effect for either year.

For more information on stock options, see Note 8 of the Notes to Consolidated Financial Statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.  SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.44% of Kent International at December 31, 2008.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, Kent International reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  As a part of the agreement, Kent International will be responsible for the costs of marketing the site until revenue is generated.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 3,100 members from the approximately 150 members prior to the redesign.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the years ended December 31, 2008 and 2007:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
For the year ended December 31, 2008
Revenues from external customers		$285,643	$86,772		$372,415
Management fees			320,100	$(320,100)
Interest revenue	$264,329	5,412	30,533		300,274
Investing gains		36,840	(660)		36,180
Other Income	1,250	3,273			4,523

Total revenues	265,579	331,168	436,745	(320,100)	713,392

General and administrative expenses	(456,007)	(335,419)	(633,011)	320,100	(1,104,337)
Income tax expense	(510)	(1,110)	(520)		(2,140)
Extraordinary gain			8,838		8,838
Minority interest	86,317	1,649			87,966

Net loss by segment	$(104,621)	$(3,712)	$(187,948)	-	$(296,281)

As of December 31, 2008
Total assets by segment	$10,391,442	$430,317	$1,438,018	-	$12,259,777

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
For the year ended December 31, 2007
Revenues from external customers		$480,612	$122,706		$603,318
Management fees			296,400	$(296,400)
Interest revenue	$517,843	11,234	83,781		612,858
Investing gains			6,574		6,574
Other Income	15,000	922	396		16,318

Total revenues	532,843	492,768	509,857	(296,400)	1,239,068

General and administrative expenses	(795,306)	(499,981)	(805,830)	296,400	(1,804,717)
Write off capitalized software costs	(37,764)				(37,764)
Write off goodwill		(90,055)			(90,055)
Income tax expense	(1,134)	(438)	(311)		(1,883)
Minority interest	140,907	2,803			143,710

Net loss by segment	$(160,454)	$(94,903)	$(296,284)	-	$(551,641)

As of December 31, 2007
Total assets by segment	$10,597,675	$372,012	$1,735,981	-	$12,705,668

Note 3 – MARKETABLE SECURITIES

Marketable securities owned as of December 31, 2008 and 2007, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		December 31, 2008		December 31, 2007

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$66,000	$36,000	$92,400		$9,600
All other equity securities	N/A	4,450	9,824	24,265	$6,925

		$70,450	$45,824	$116,665	$6,925	$9,600

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

NOTE 4 – PROPERTY, PLANT & EQUIPMENT

Net property, plant and equipment as December 31 consisted of:

	2008	2007

Office Furniture and Equipment	$7,391	$7,391
Vehicles	24,954

Less: Accumulated Depreciation	(10,728)	(1,474)

	$21,618	$5,917

NOTE 5 – KENT INTERNATIONAL HOLDINGS, INC.

In 2008, Kent International repurchased 12,468 shares of common stock in open market transactions for $20,764.  The Company recorded an extraordinary gain of approximately $8,838, as the amount paid for the shares was less than the fair value of the net assets recorded.  At December 31, 2008, the Company owned 1,900,000 shares or 53.44% of Kent International’s issued shares.

Kent International Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At December 31, 2008, Kent International had 200,000 common stock options outstanding.

Kent International’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of Kent International to purchase an aggregate of 300,000 shares of common stock.  On May 8, 2008, the Kent International’s Board awarded a non-qualified stock option to Bryan P. Healey to purchase 100,000 shares of Kent International’s common stock under the 1986 Plan.  The option has an exercise price of $3.20 and shall become exercisable at a rate of 20,000 shares on each of the first five anniversaries of the date of grant, provided that Mr. Healey remain in the continuous employ of Kent International.  The option shall expire on May 8, 2018, unless earlier terminated.

The stock options granted under the plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”).  Kent International’s Board of Directors may set the rate at which the options expire, subject to limitations discussed below.  However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended.  In the event of dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan would become exercisable in full.

ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant.  If an ISO is granted to an employee who owns more than 10% of the Kent International’s total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant.  The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant.

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2008.

A summary of the status of Kent International’s 1986 Plan as of December 31, 2008 and 2007 and changes during the years ended on those dates is presented below:

	2008			2007
		Weighted-			Weighted-
		Average	Range of		Average	Range of
		Exercise	Exercise		Exercise	Exercise
	Shares	Price	Price	Shares	Price	Price

Options outstanding at the beginning of the year	120,000	$3.50	$3.50	290,850	$3.52	$3.50 - $7.34

Awarded	100,000	$3.20	$3.20

Expired	(20,000)	$3.50	$3.50	(170,850)	$3.54	$3.50 - $7.34

Options outstanding at the end of the year	200,000	$3.35	$3.20-$3.50	120,000	$3.50	$3.50

Options exercisable at the end of the year	100,000	$3.50	$3.50	120,000	$3.50	$3.50

During the year ended December 31, 2007, 300 common stock options with an exercise price of $7.34 awarded to certain directors and consultants outside of the 1986 plan expired.

For all Kent International options outstanding and exercisable at December 31, 2008, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.20-$3.50	200,000	5.45	$3.35	100,000	1.54	$3.50

NOTE 6 - INCOME TAXES

Income tax expense was made up entirely of income taxes due to the State of New Jersey in 2008 and 2007.  As a result, the income tax expense for the years ended December 31, 2008 and 2007 is different from the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate of 35%.  The reasons for this difference and the related tax effect are as follows:

	2008	2007

Expected tax benefit based on income before taxes	$(103,698)	$(193,074)
Increase (decrease) in tax from:
State income taxes	2,140	1,883
Post employment benefit obligations	12,415	14,284
Stock based compensation		12,421
Change in valuation allowance	91,283	166,369

Provision for income tax	$2,140	$1,883

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2008 are as follows:

		Kent
	Company	International	Total

Net operating loss carryforwards	$2,559,335	$63,368,181	$65,927,516
Mark-to-market valuation adjustments	188,408		188,408
Post employment benefit obligations	720,000		720,000
Stock based compensation deductions	(35,488)	(5,858)	(41,346)

	3,432,255	63,362,323	66,794,578
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,201,289	22,176,813	23,378,102
Research and development and other credits		1,848,114	1,848,114

	1,201,289	24,024,927	25,226,216
Valuation Allowance	(1,201,289)	(24,024,927)	(25,226,216)

Net deferred tax asset December 31, 2008	$-	$-	$-

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2007 were as follows:

		Kent
	Company	International	Total

Net operating loss carryforwards	$2,559,335	$77,603,669	$80,163,004
Mark-to-market valuation adjustments	187,318		187,318
Post employment benefit obligations	684,529		684,529
Stock based compensation deductions	(35,488)		(35,488)

	3,395,694	77,603,669	80,999,363
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,188,493	27,161,284	28,349,777
Research and development and other credits		2,233,972	2,233,972

	1,188,493	29,395,256	30,583,749
Valuation Allowance	(1,188,493)	(29,395,256)	(30,583,749)

Net deferred tax asset December 31, 2007	$-	$-	$-

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Based upon Kent International’s and the Company’s operating history, which includes continuous operating losses (excluding extraordinary gains) in each of the last five years and the Company’s assessment of Kent International’s and the Company’s ability to achieve future taxable income, a 100% valuation allowance has been established for Kent International’s and the Company’s deferred tax assets.  Approximately $61.3 million of the $67 million operating loss carryforward expires between 2009 and 2014.

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

NOTE 7 – COMPENSATION CONTRACTS AND POST-EMPLOYMENT BENEFITS

Paul O. Koether’s employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Chairman is for a three year term at an annual salary of $240,000 ("Base Salary"); this term is automatically extended one day for each day elapsed after May 12, 2008.  Mr. Koether may terminate his employment after a change of control for good reason in accordance with certain provisions of the Agreement, at which time he would be paid the greater of the (i) Base Salary payable under the Agreement through the expiration date of the Agreement or (ii) an amount equal to three times the average annual Base Salary paid to him during the preceding five years.  In the event of Mr. Koether's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to three years Base Salary, payable in 36 equal monthly installments.  Should Mr. Koether become "disabled" (as such term is defined in the Agreement) during the term of the Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 80 equal to 80% or more of Mr. Koether's Base Salary, he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability.  Such payments shall continue until Mr. Koether attains the age of 80.

Bryan P. Healey’s employment agreement (the “Healey Agreement”) pursuant to which Mr. Healey serves as the Company’s Chief Financial Officer is for a two year term at an annual salary of $140,000 (“Healey Base Salary”), this term is automatically extended one day for each day elapsed after May 15, 2007.  The Healey Base Salary was increased to $156,000 annually effective January 1, 2008.  In the event of Mr. Healey’s death during the term of the Healey Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Healey Agreement.  Should Mr. Healey become disabled during the term of the Healey Agreement, Mr. Healey shall be paid such benefits to which he is entitled under the terms of such long-term insurance as the Company has provided him or 80% of his salary for the remainder of the two year term of the Healey Agreement, whichever is greater, in accordance with his regular payment schedule.

The Company has accrued approximately $720,000 and $684,529 as of December 31, 2008 and 2007, respectively, for post employment benefits related to Mr. Koether’s contract.  The Company charged approximately $35,471 and $40,812 to operations for post employment benefit accruals in 2008 and 2007, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock without par value, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2008.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. As of December 31, 2008, 135,081 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

Stock Options

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  Subsequently, 300,000 options were awarded to Dr. Qun Yi Zheng, the former President of Kent, on the same date.  33,000 of these options were immediately exercisable with an additional 33,000 becoming exercisable on the first eight anniversaries of the grant date.  On August 31, 2007, the effective date of Dr. Zheng’s resignation, the 66,000 common stock options that had become exercisable were forfeited as were the 234,000 options that were still unexercisable.  At December 31, 2008 and 2007, the Company had no common stock options outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  Additionally, Kent International’s executive offices are located in the premises provided by the Company; however, no separate payment is made for use of the premises.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 59.11% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $60,802 and $83,481 in the years ended December 31, 2008 and 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

NOTE 10 - LEGAL PROCEEDINGS

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

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

Item 9B.	OTHER INFORMATION

None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

M. Michael Witte resigned as Director of the Company effective September 30, 2008.  Mr. Witte had served as a Director of the Company since 1986.  On October 6, 2008, Dr. James L. Bicksler was elected a Director of the Company to fill the vacancy created by Mr. Witte’s resignation.

The current members of the Board of Directors were elected at the 2008 Annual Meeting and will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company at February 29, 2008 were as follows:

Name	Age	Position Held

Paul O. Koether	72	Chairman, Chief Executive Officer and Director

William Mahomes, Jr.	62	Director

Casey K. Tjang	70	Director

James L. Bicksler	71	Director

Bryan P. Healey	38	Chief Financial Officer and Director

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

Casey K. Tjang. has been a Director of the Company since 1992.  Since January 2004, he has been chairman and chief executive officer of First Merchant Bankers, Inc., a private merchant bank dealing with Asia-Pacific businesses. From September 2001 to February 2002, he has been President and Chief Executive Officer and from August 2000 to September 2001 was Chief Financial Officer of Knowledgewindow, Inc., an e-learning provider of Internet training. Since February 2002, Mr. Tjang has been President and Chief Executive Officer of Princeton Accredited Services, Inc. and Erudite Internet Systems, Inc. an e-learning custom courseware developer and provider of an Internet based distance education system.  Since 2005, he has been chairman and chief executive officer of Princeton Business School, a provider of an online education towards Entrepreneurial Master of Business Administration degree program.

James L. Bicksler, Ph.D., Director of the Company since October 2008 has been a Professor of Finance and Economics, Rutgers Business School, Rutgers, the State University of New Jersey, since 1969 as well as a Director of Kent International Holdings, Inc. from 1998 through September 30, 2008.

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2008.

Audit Committee

The Board of Directors of the Company has determined that Casey K. Tjang is an audit committee financial expert, as that term is defined under SEC rules and that Mr. Tjang is independent, as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  The Company has a separately designated standing Audit Committee whose members are William Mahomes, Jr. Esq., Casey K. Tjang and James L. Bicksler.

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

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2008 and 2007, for those persons who were, at December 31, 2008 and 2007, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards		All Other Compensation (2)		Total

Paul O. Koether	2008	$240,000				$44,604	(3)	$284,604
Chief Executive Officer and	2007	240,000				50,942	(3)	290,942
Chairman of the Board	2006	240,000				51,653	(3)	291,653

Qun Yi Zheng (4)	2008					1,541		1,541
President	2007	133,333				163,854	(4)(5)	297,187
	2006	200,000		$35,488		33,495	(5)	268,983

Bryan P. Healey	2008	156,000	$10,000	5,858	(6)			171,858
Chief Financial Officer,	2007	140,000	10,000					150,000
Principal Financial and	2006	93,333				3,990	(6)	97,323
Accounting Officer

(1)	The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2)
Omitted from this table are amounts paid for group life, health and hospitalization insurance provided to the Named Officers.  These benefits do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees.

(3)
Amounts include $35,471, $40,812, and $38,142 accrued in 2008, 2007 and 2006, respectively, for post employment benefit obligations including change in control and death benefit provisions pursuant to Mr. Koether’s employment contract.  All Other Compensation also includes $9,133, $10,130, and $19,511 paid in 2008, 2007, and 2006, respectively, to lease an automobile used for business purposes.

(4)	The salary and perquisites of Dr. Zheng were paid by Kent International, a subsidiary of the Company. Dr. Zheng resigned effective August 31, 2007.

(5)
Amount includes $13,518 and $13,159 paid by Kent International in 2007 and 2006, respectively for Dr. Zheng’s country club membership, $1,846 paid in 2007 and 2006 for Dr. Zheng’s life insurance premiums and $1,541, $18,490, and $18,490 paid in 2008, 2007 and 2006, respectively, to lease an automobile used for business purposes.  All Other Compensation also includes $130,000 paid in accordance with the separation agreement with Dr. Zheng dated August 24, 2007.

(6)	Represents stock-based compensation expense imputed to Mr. Healey by Kent International in 2008. Amounts in 2006 include relocation expenses in the amount of $3,990 paid to Mr. Healey.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at December 31, 2008.

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.  During 2008, the Company paid directors' fees in the aggregate amount of $38,800.  The table below includes information about compensation paid to our non-employee directors:

Name	Fees Earned or Paid in Cash	Total

William Mahomes, Jr.	$12,800	$12,800

Casey K. Tjang	13,000	13,000

M. Michael Witte	9,600	9,600

James. L. Bicksler	3,400	3,400

	$38,800	$38,800

Employment Agreements

Paul O. Koether

On May 12, 2008 (“Effective Date”) the Company and Paul O. Koether entered into an employment agreement (“Koether Agreement”) pursuant to which Mr. Koether serves as the Company’s Chairman for an initial three year term at an annual salary of $240,000 (“Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors.  The term is to be automatically extended one day for each day elapsed after the Effective Date.

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

A Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company’s stock outstanding as of May 12, 2008, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company’s outstanding stock or (ii) individuals constituting the Board of Directors on May 12, 2008 (“Incumbent Board”), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board.  “Good reason” means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

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

In the event of Mr. Koether’s death during the term of the Koether Agreement, his beneficiary shall be paid a death benefit equal to $240,000 per year for three years payable in equal monthly installments.  Should Mr. Koether become “disabled” (as such term is defined in the Koether Agreement) during the term of the Koether Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 80 equal to 80% or more of Mr. Koether’s base salary, he shall be paid an annual disability payment equal to 80% of his base salary in effect at the time of the disability.  Such payments shall continue until Mr. Koether attains the age of 80.

Bryan P. Healey

Effective May 15, 2006 the Company and Bryan P. Healey, CPA entered into an employment agreement (“Healey Agreement”) pursuant to which Mr. Healey serves as the Company’s Chief Financial Officer for an initial two year term at an annual salary of $140,000 (“Healey Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors.  The Healey Base Salary increased to $156,000 annually effective January 1, 2008.  The Healey Agreement was automatically extended for one day for each day elapsed after May 15, 2007, converting the term of the Healey Agreement to a contract with a two year ‘evergreen’ term, commencing on May 15, 2007.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the Company's common stock beneficially owned as of February 27, 2009 by each director and executive officer of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Paul O. Koether	1,630,915(2)	59.11%
211 Pennbrook Road
Far Hills, NJ 07931

William Mahomes, Jr.	-	-
900 Jackson Street
Suite 540
Dallas, TX 75202

Casey K. Tjang	-	-
510 Tallwood Lane
Greenbrook, NJ 08812

James L. Bicksler	-	-
96 Inwood Avenue
Upper Montclair, NJ 07043

Jennifer S. Healey
c/o 211 Pennbrook Road	809,444(3)	29.34%
Far Hills, NJ 07931

Bryan P. Healey	830,044(4)	30.08%
c/o 211 Pennbrook Road
Far Hills, NJ 07931

Marital Trust u/w/o	491,987	17.83%
Natalie I. Koether
211 Pennbrook Road
Far Hills, NJ 07931

All Directors and Executive Officers as a Group (6 persons)	1,710,959	62.01%

(1)
The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in other footnotes below.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days for all directors and executive officers as a group.

(2)
Includes 75,287 shares held in Mr. Koether’s IRA and 491,987 shares beneficially owned by the Marital Trust u/w/o Natalie I. Koether.  As trustee, Mr. Koether may be deemed to own these shares beneficially.  Also includes 750,000 shares owned by Ms. Healey that Paul O. Koether has been granted sole voting power over as proxy agent.

(3)
Includes 25,800 shares owned in custodial accounts for the benefit of family members.  Also includes 750,000 shares owned by Ms. Healey that Paul O. Koether has been granted sole voting power over as proxy agent.

(4)	Includes 12,000 shares held in Mr. Healey’s IRA, 783,644 shares beneficially owned by Mr. Healey’s spouse and 25,800 shares owned in custodial accounts for the benefit of family members.

Stock Option and Stock Appreciation Rights; Grants and Exercises

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent.  The Board of Directors also approved the 2005 Stock Option Plan.  Under the 2005 Stock Option Plan, a total of 400,000 shares of Common Stock were available for issuance to key employees, including officers of the Company or any of its subsidiaries.  At December 31, 2008, the Company had no common stock options outstanding.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 59.11% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were approximately $60,802 and $83,481 in the years ended December 31, 2008 and 2007, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ Stock Market:  William Mahomes, Jr., Casey K. Tjang and James L. Bicksler.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Principal Accountant for 2008 and 2007 was Paritz and Company, P.A. (“Paritz”).

Year ended December 31, 2008

Audit Fees:  The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008 are $21,500.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2008 were $6,000.

Audit Related Fees: No audit related fees were billed to the Company by Paritz in 2008.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2008 were $2,500.

All Other Fees: There were no other fees billed to the Company by Paritz during 2008.

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

Audit Related Fees: The aggregate fees, including expenses, billed by Amper, Politziner and Mattia, LLP (“APM”) in 2007, related to issuing a consent opinion for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006 were $5,000.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2007 were $2,500.

All Other Fees: There were no other fees billed to the Company by either APM or Paritz during 2007.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approved all non-audit work performed by the Company’s principal accountant, specifically, the preparation of income tax returns for the Company.

Item 15.	EXHIBITS

The following exhibits are filed as part of this report:

(a) Exhibits

3.1	Articles of Incorporation of Kent Financial Services, Inc. (1)

3.2	Bylaws of Kent Financial Services, Inc. (1)

9	Irrevocable proxy agreement between Jennifer S. Healey and Paul O. Koether. (2)

10.1	Employment Agreement, dated May 12, 2008 by and between Kent Financial Services, Inc. and Paul O. Koether. (3)**

10.2	Employment Agreement, dated May 15, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (4)**

10.3	Kent Financial Services 2005 Stock Option Plan, Form of Incentive Stock Option and Form of Non-Qualified Stock Option. (5)

21	Subsidiaries*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
___________________
*	Filed herewith.
**	Compensatory Plan

(1)	Filed as an exhibit to the Company’s Form 8-K filed on December 20, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed on March 2, 2009, and incorporated herein by reference.
(3)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the period ended June 30, 2008.
(4)	Filed as an exhibit to the Company’s Form 8-K filed on May 1, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed on December 2, 2005, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: March 26, 2009	BY	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 26, 2009	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

Dated: March 26, 2009	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Secretary
and Director
(Principal Financial and
Accounting Officer)

Dated: March 26, 2009	/s/ William Mahomes, Jr.
William Mahomes, Jr.
Director

Dated: March 26, 2009	/s/ Casey K. Tjang
Casey K. Tjang
Director

Dated: March 26, 2009	/s/ James L. Bicksler
James L. Bicksler
Director