Form 10-Q
period 2009-03-31
KENT FINANCIAL SERVICES INC
filed 2009-05-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of May 1, 2009, the issuer had 2,759,193 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended March 31, 2009

PART I   -FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009 (Unaudited)	December 31, 2008

Current Assets:
Cash and cash equivalents	$1,788,910	$1,990,753
Short-term investments	10,095,620	10,090,292
Marketable securities	51,017	70,450
Accounts receivable	103,533	55,895
Prepaid expenses and other current assets	37,658	14,769

Total current assets	12,076,738	12,222,159

Property and equipment, net of accumulated depreciation of $11,959 and $10,728	20,387	21,618
Other assets	16,000	16,000

Total assets	$12,113,125	$12,259,777

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$260,655	$227,497
Deferred revenue	27,533	64,817

Total current liabilities	288,188	292,314

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	1,008,188	1,012,314

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,759,293 shares issued and outstanding	275,929	275,929
Additional paid-in capital	12,344,949	12,344,949
Accumulated deficit	(6,400,135)	(6,293,407)
Accumulated other comprehensive loss	(65,257)	(45,824)

Total Kent Financial Services shareholders' equity	6,155,486	6,281,647

Noncontrolling interest in subsidiaries	4,949,451	4,965,816

Total equity	11,104,937	11,247,463

Total liabilities and equity	$12,113,125	$12,259,777

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Seminar fees	$110,283	$69,798
Interest and dividends	7,583	95,209
Realized gains (losses)	10,034	(660)
Other income	2,479	69,827

Total revenues	130,379	234,174

Expenses:
General and administrative	251,859	322,159

Loss before income taxes and minority interest	(121,480)	(87,985)
Provision for income taxes	(1,613)	(1,110)

Net loss including noncontrolling interest	(123,093)	(89,095)
Add: net loss attributable to noncontrolling interest	16,365	24,455

Net loss attributable to Kent Financial Services shareholders	(106,728)	(64,640)

Other comprehensive loss:
Unrealized loss on available for sale securities	(19,433)	(8,879)

Comprehensive loss	$(126,161)	$(73,519)

Basic and diluted net loss per common share	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	2,759,293	2,792,022

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(106,728)	$(64,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on sale of marketable securities	(10,034)	660
Depreciation	1,231	244
Minority interest in subsidiaries losses	(16,365)	(24,455)
Changes to operating assets and liabilities:
Interest receivable on short-term investments	(5,328)	(61,190)
Change in accounts receivable	(47,638)	(10,998)
Change in prepaid expenses and other current assets	(22,889)	33,942
Change in accounts payable and accrued expenses	33,158	44,559
Change in deferred revenue	(37,284)

Net cash used in operating activities	(211,877)	(81,878)

Cash flows from investing activities:
Sales of marketable securities	629,031	1,315
Sales and maturities of short-term investments		1,419,363
Purchases of short-term investments		(370,674)
Purchases of marketable securities	(618,997)

Net cash provided by investing activities	10,034	1,050,004

Net increase (decrease) in cash and cash equivalents	(201,843)	968,126
Cash and cash equivalents at beginning of period	1,990,753	134,927

Cash and cash equivalents at end of period	$1,788,910	$1,103,053

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1,613	$1,110

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending March 31, 2009 and 2008
(UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business through an acquisition or merger.  Kent Financial Services owned approximately 53.44% of Kent International at March 31, 2009.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, Kent International reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  As a part of the agreement, Kent International will be responsible for the costs of marketing the site until revenue is generated.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 4,000 members from the approximately 150 members prior to the redesign.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the three months ended March 31, 2009 and 2008:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Three Months Ended March 31, 2009
Revenues from external customers		$110,353	$2,409		$112,762
Management fees			63,000	$(63,000)
Interest revenue	$5,763	26	1,794		7,583
Investing gains		10,034			10,034

Total revenues	5,763	120,413	67,203	(63,000)	130,379

General and administrative expenses	(112,350)	(38,441)	(164,068)	63,000	(251,859)
Income tax expense		(1,613)			(1,613)
Noncontrolling interest	48,604	(32,239)			16,365

Net income (loss) by segment	$(57,983)	$48,120	$(96,865)	$-	$(106,728)

As of March 31, 2009
Total assets by segment	$10,301,667	$483,511	$1,327,947	$-	$12,113,125

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Three Months Ended March 31, 2008
Revenues from external customers		$70,735	$68,232		$138,967
Management fees			63,000	$(63,000)
Interest revenue	$83,835	1,974	9,400		95,209
Investing losses			(660)		(660)
Other revenue			658		658

Total revenues	83,835	72,709	140,630	(63,000)	234,174

General and administrative expenses	(114,277)	(98,396)	(172,486)	63,000	(322,159)
Income tax expense		(1,110)			(1,110)
Noncontrolling interest	14,231	10,224			24,455

Net loss by segment	$(16,211)	$(16,573)	$(31,856)	$-	$(64,640)

As of March 31, 2008
Total assets by segment	$10,580,461	$352,044	$1,718,951	$-	$12,651,456

NOTE C - Securities Owned

Marketable securities owned as of March 31, 2009 and December 31, 2008, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		March 31, 2009		December 31, 2008

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$48,000	$54,000	$66,000	$36,000
All other equity securities	N/A	3,017	11,257	4,450	9,824

		$51,017	$65,257	$70,450	$45,824

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

NOTE D - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended March 31, 2009.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were acquired during the quarter ended March 31, 2009.  As of March 31, 2009, 135,081 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

NOTE E - Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at March 31, 2009 and 2008.

NOTE F - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three month periods ending March 31, 2009 and 2008, respectively, as no options were earned during these periods.  At March 31, 2009, the Company had no common stock options outstanding.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At March 31, 2009 and December 31, 2008, Kent International had 200,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

NOTE G - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at March 31, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 59.11% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were $18,407 and $14,393 in the three months ended March 31, 2009 and 2008, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

NOTE I – Net Operating Loss Carryforwards

As of December 31, 2008, the Company had approximately $2.6 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $63.4 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2009 through 2027.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2009 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE J - New Accounting Pronouncements

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51." FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Company's financial statements.

 Effective January 1, 2009, the Company adopted FASB Statement No. 141R, Business Combinations ("SFAS 141R"). This statement revises SFAS 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses.  These costs were previously capitalized as part of the cost of the acquisition.  Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability.  The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

Item 2. -	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, of Kent Financial Services, Inc. (“Kent” or the “Company”) as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Kent‘s business is comprised of the management of Kent International Holdings, Inc. (“Kent International”) and Kent Educational Services, Inc. (“Kent Educational”).  Kent was formed in 1988 as a Delaware corporation and reincorporated in Nevada in 2006 by a merger into a newly formed, wholly owned Nevada subsidiary with the same name that was the surviving corporation of the merger.

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.44% of Kent International at March 31, 2009.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, Kent International reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  As a part of the agreement, Kent International will be responsible for the costs of marketing the site until revenue is generated.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 4,000 members from the approximately 150 members prior to the redesign.

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

Results of Operations

The Company had a net loss of $106,728 or $.04 basic and diluted loss per share, for the three months ended March 31, 2009 compared to a net loss of $64,640, or $.02 basic and diluted loss per share for the comparable quarter in 2008.  The increase in the net loss was mainly the result of decreased interest revenue and administrative fees paid by an un-affiliated investment partnership offset by decreased expenses during the period.

Revenue

Seminar fees based on seminars held by The Academy increased to $110,283 for the three months ended March 31, 2009 compared to $69,798 for the three months ended March 31, 2008.  The majority of the increase was caused by the timing of the seminars provided in 2009 versus those provided in 2008.  Several of the seminars provided in the first quarter of 2009 were provided to the identical clients in the second quarter of 2008, resulting in an earlier recognition of income in 2009.  The Company recognizes seminar revenue when the services are provided.

Interest and dividend income was $7,583 and $95,209 for the periods ending March 31, 2009 and 2008, respectively, a decrease of $87,626 due to a decrease in the yields on invested balances from 3.2% to 0.2%.

The Company realized gains on securities transactions of $10,034 for the three months ended March 31, 2009 as compared to the realized losses on securities transactions of $660 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, other income decreased to $2,479 from $69,827 for the three months ended March 31, 2008 caused primarily by the decrease in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership; as a result, based upon current global financial market conditions we do not believe that these fees will return to 2008 levels for the foreseeable future.

Expenses

General and administrative expenses were $251,859 in the three months ended March 31, 2009 compared to $322,159 in the three months ended March 31, 2008, a decrease of $70,300.  This decrease can be primarily attributed to a $54,774 reduction in expenses related to the production and fulfillment of the Sex Over Sixty DVD.  Other significant reductions in expenses included personnel costs which decreased $13,312 and travel and entertainment expenses which decreased $10,800.

Liquidity and Capital Resources

At March 31, 2009, the Company had cash and cash equivalents of $1,788,910.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of approximately $10.096 million at March 31, 2009 with a yield of 0.2%.  Working capital at March 31, 2009 was approximately $11.8 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $211,877 in the three months ended March 31, 2009, compared to net cash used in operations of $81,878 in the comparable period of 2008.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of the decrease in revenues as described above.

Net cash of $10,034 was provided by investing activities during the period ended March 31, 2009 by the gain generated by the net purchases and sales of marketable securities.  Net cash of $1,050,004 was provided by investing activities during the period ended March 31, 2008 by the sales and maturities of short-term investments of $1,419,363 and marketable securities of $1,315, offset by the purchase of short-term investments of $370,674.

Nil cash was used for financing activities in the periods ending March 31, 2009 and 2008.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company was the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at March 31, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 59.11% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies. These reimbursements were $18,407 and $14,393 in the three months ended March 31, 2009 and 2008, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II -	OTHER INFORMATION
ITEM 1. -	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not Applicable

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. -	Defaults Upon Senior Securities

None.

ITEM 4. -	Submission of Matters to a Vote of Security Holders

None.

ITEM 5. -	Other Information

None.

ITEM 6. -	Exhibits

(a)	Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated May 12, 2008 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

10.2	Employment Agreement dated May 1, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc., Form 10-Q for the quarter ended June 30, 2008.
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on May 1, 2006.

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: May 11, 2009	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)