Form 10-Q
period 2009-06-30
KENT FINANCIAL SERVICES INC
filed 2009-08-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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
Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of July 31, 2009, the issuer had 2,759,193 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2009

PART I   -FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008

Current Assets:
Cash and cash equivalents	$11,722,564	$1,990,753
Short-term investments		10,090,292
Marketable securities	66,155	70,450
Accounts receivable	54,694	55,895
Prepaid expenses and other current assets	32,541	14,769

Total current assets	11,875,954	12,222,159

Property and equipment, net of accumulated depreciation of $5,811 and $10,728	19,143	21,618
Other assets	16,000	16,000

Total assets	$11,911,097	$12,259,777

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$197,717	$227,497
Deferred revenue		64,817

Total current liabilities	197,717	292,314

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	917,717	1,012,314

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,759,193 and 2,759,293 shares issued and outstanding	275,919	275,929
Additional paid-in capital	12,344,796	12,344,949
Accumulated deficit	(6,497,453)	(6,293,407)
Accumulated other comprehensive loss	(50,119)	(45,824)

Total Kent Financial Services shareholders' equity	6,073,143	6,281,647

Noncontrolling interest in subsidiaries	4,920,237	4,965,816

Total equity	10,993,380	11,247,463

Total liabilities and equity	$11,911,097	$12,259,777

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Seminar fees	$54,284	$64,557	$164,567	$134,355
Interest and dividends	5,173	87,531	12,756	182,740
Realized gains (losses)			10,034	(660)
Other income	11,207	9,397	13,686	79,224

Total revenues	70,664	161,485	201,043	395,659

Expenses:
General and administrative	197,196	230,123	449,055	552,282

Loss before income taxes and minority interest	(126,532)	(68,638)	(248,012)	(156,623)
Provision for income taxes		(1,030)	(1,613)	(2,140)

Net loss	(126,532)	(69,668)	(249,625)	(158,763)
Add: net loss attributable to noncontrolling interest	29,214	1,072	45,579	25,527

Net loss attributable to Kent Financial Services shareholders	(97,318)	(68,596)	(204,046)	(133,236)

Other comprehensive gain (loss):
Unrealized gain (loss) on available for sale securities	15,138	(3,550)	(4,295)	(12,429)

Comprehensive loss	$(82,180)	$(72,146)	$(208,341)	$(145,665)

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.07)	$(0.05)

Weighted average number of common shares outstanding	2,759,200	2,792,022	2,759,246	2,792,022

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(204,046)	$(133,236)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of marketable securities	(10,034)	660
Depreciation	2,475	1,558
Minority interest in subsidiaries losses	(45,579)	(25,527)
Changes to operating assets and liabilities:
Interest receivable on short-term investments	1,125	26,566
Change in accounts receivable	1,201	64,746
Change in prepaid expenses and other current assets	(17,772)	36,680
Change in accounts payable and accrued expenses	(29,780)	(1,121)
Change in deferred revenue	(64,817)

Net cash used in operating activities	(367,227)	(29,674)

Cash flows from investing activities:
Sales of marketable securities	629,031	2,405
Sales and maturities of short-term investments	10,089,167	12,226,771
Purchases of short-term investments		(11,549,243)
Acquisition of property and equipment		(24,954)
Purchases of marketable securities	(618,997)

Net cash provided by investing activities	10,099,201	654,979

Cash flows from financing activities:
Repurchase of common stock	(163)

Net cash used in financing activities	(163)	-

Net increase in cash and cash equivalents	9,731,811	625,305
Cash and cash equivalents at beginning of period	1,990,753	134,927

Cash and cash equivalents at end of period	$11,722,564	$760,232

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1,613	$2,140

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending June 30, 2009 and 2008
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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business through an acquisition or merger.  Kent Financial Services owned approximately 53.44% of Kent International at June 30, 2009.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 4,900 members from the approximately 150 members prior to the redesign.

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

The following table summarizes the assets and operations of the Company’s segments as of and for the three and six month periods ended June 30, 2009 and 2008:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals
Three Months Ended June 30, 2009
Revenues from external customers		$54,389	$3,943		$58,332
Management fees			63,000	$(63,000)
Interest and dividend revenue	$4,692	9	472		5,173
Other revenue			7,159		7,159

Total revenues	4,692	54,398	74,574	(63,000)	70,664

General and administrative expenses	(90,984)	(29,547)	(139,665)	63,000	(197,196)
Minority interest	39,154	(9,940)			29,214

Net income (loss) by segment	$(47,138)	$14,911	$(65,091)	$-	$(97,318)

Six Months Ended June 30, 2009
Revenues from external customers		$164,742	$6,352		$171,094
Management fees			126,000	$(126,000)
Interest and dividend revenue	$10,455	35	2,266		12,756
Investing gains		10,034			10,034
Other revenue			7,159		7,159

Total revenues	10,455	174,811	141,777	(126,000)	201,043

General and administrative expenses	(203,334)	(67,988)	(303,733)	126,000	(449,055)
Income tax expense		(1,613)			(1,613)
Minority interest	87,758	(42,179)			45,579

Net income (loss) by segment	$(105,121)	$63,031	$(161,956)	$-	$(204,046)

As of June 30, 2009
Total assets by segment	$10,202,028	$472,699	$1,236,370	$-	$11,911,097

Three Months Ended June 30, 2008
Revenues from external customers		$66,020	$7,309		$73,329
Management fees			63,000	$(63,000)
Interest revenue	$77,279	1,130	9,122		87,531
Other revenue	625				625

Total revenues	77,904	67,150	79,431	(63,000)	161,485

General and administrative expenses	(100,135)	(44,383)	(148,605)	63,000	(230,123)
Income tax expense	(510)		(520)		(1,030)
Minority interest	10,179	(9,107)			1,072

Net income (loss) by segment	$(12,562)	$13,660	$(69,694)	$-	$(68,596)

Six Months Ended June 30, 2008
Revenues from external customers		$136,755	$76,199		$212,954
Management fees			126,000	$(126,000)
Interest revenue	$160,795	3,104	18,841		182,740
Investing losses			(660)		(660)
Other revenue	625				625

Total revenues	161,420	139,859	220,380	(126,000)	395,659

General and administrative expenses	(213,296)	(142,779)	(322,207)	126,000	(552,282)
Income tax expense	(510)	(1,110)	(520)		(2,140)
Minority interest	24,410	1,117			25,527

Net loss by segment	$(27,976)	$(2,913)	$(102,347)	$-	$(133,236)

As of June 30, 2008
Total assets by segment	$10,544,121	$369,331	$1,619,903	$-	$12,533,355

NOTE C - Securities Owned

Marketable securities owned as of June 30, 2009 and December 31, 2008, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		June 30, 2009		December 31, 2008

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$61,200	$40,800	$66,000	$36,000
All other equity securities	N/A	4,955	9,319	4,450	9,824

		$66,155	$50,119	$70,450	$45,824

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

NOTE D - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended June 30, 2009.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  Although no shares were acquired during the quarter ended June 30, 2008, 100 shares were repurchased during the three and six months ended June 30, 2009 for approximately $163.  As of June 30, 2009, 64,819 shares remained authorized for repurchase under the program.

NOTE E - Net Income (Loss) Per Share

The Company reports net income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at June 30, 2009 and 2008.

NOTE F - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three and six month periods ending June 30, 2009 and 2008, respectively, as no options were earned during these periods.  At June 30, 2009, the Company had no common stock options outstanding.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2009 and December 31, 2008, Kent International had 200,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

NOTE G - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at June 30, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $17,015 and $35,423 in the three and six months ended June 30, 2009, respectively and $13,539 and $27,932 in the three and six months ended June 30, 2008, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

NOTE I – Net Operating Loss Carryforwards

As of December 31, 2008, the Company had approximately $2.6 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $63.4 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2009 through 2027.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2009 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE J - New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 141 (R) and SFAS No. 160 will significantly affect the accounting for future business combinations and we will determine the accounting impact as new combinations are determined.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.”  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for interim or annual financial periods ending after June 15, 2009.  The Company believes that the adoption of the above recent pronouncement will not have a material effect on the Company’s results of operations, financial position, or cash flows.

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

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) currently seeking to redeploy its assets into an operating business.  The Company owned approximately 53.44% of Kent International at June 30, 2009.  All of Kent International’s assets, excluding its portfolio of pharmaceutical patents (which have a zero carrying value on the consolidated financial statements), are invested in cash and United States Treasury Bills.  Kent International’s current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company.  Kent International may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 4,900 members from the approximately 150 members prior to the redesign.

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

Results of Operations

The Company had a net loss of $97,318 or $.04 basic and diluted loss per share, for the three months ended June 30, 2009 compared to a net loss of $68,596, or $.02 basic and diluted loss per share for the comparable quarter in 2008.  For the six months ended June 30, 2009, the Company had a net loss of $204,046 or $.07 basic and diluted loss per share, compared to a net loss of $133,236, or $.05 basic and diluted loss per share for the six months ended June 30, 2008.  The increases in the net losses were mainly the result of decreased interest revenue and administrative fees paid by an un-affiliated investment partnership offset by decreased expenses during the periods.

Revenue

Seminar fees based on seminars held by The Academy decreased to $54,284 for the three months ended June 30, 2009 compared to $64,557 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, seminar fees for seminars held by The Academy increased to $164,567, compared to $134,355 for the six months ended June 30, 2008.  The Company recognizes seminar revenue when the services are provided.  Despite ongoing business development activities, The Academy does not currently have any customers under contract for services to be rendered during the 2009-2010 school year.  Accordingly, The Academy is currently reviewing its strategic options including partnering with a competitor or discontinuation of services.

Interest and dividend revenue decreased to $5,173 for the three months ended June 30, 2009, from $87,531 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, interest revenue decreased to $12,756 from $182,740 for the six months ended June 30, 2008.  A decrease in the yield on short-term investments and cash equivalents from 3.2% to 0.2% was the primary reason for the decreases.

The Company realized gains on securities transactions of $10,034 for the six months ended June 30, 2009 as compared to the realized losses on securities transactions of $660 for the six months ended June 30, 2008.

For the three months ended June 30, 2009, other income increased to $11,207 from $9,397 for the three months ended June 30, 2008.  Other income decreased to $13,686 for the six months ended June 30, 2009, from $79,224 for the six months ended June 30, 2008, caused primarily by the decrease in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership; as a result, based upon current global financial market conditions we do not believe that these fees will return to 2008 levels for the foreseeable future.

Expenses

General and administrative expenses were $197,196 in the three months ended June 30, 2009 compared to $230,123 in the three months ended June 30, 2008, a decrease of $32,927.  For the six months ended June 30, 2009, general and administrative expenses decreased to $449,055 from $552,282 for the six months ended June 30, 2008, a decrease of $103,227 or 19%.  The majority of the decrease for the six month period in 2009 as compared to the six month period in 2008 was made up of expenses at the Academy related to production, marketing and fulfillment costs for the Sex Over Sixty DVD of $55,094 incurred in 2008.  Other significant reductions in expenses included personnel costs which decreased $23,060, travel and entertainment expenses which decreased $9,922, and costs of seminars held by the Academy which decreased $19,252.

Liquidity and Capital Resources

At June 30, 2009, the Company had cash and cash equivalents of $11,722,564.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  Working capital at June 30, 2009 was approximately $11.678 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash used in operations was $367,227 in the six months ended June 30, 2009, compared to net cash used in operations of $29,674 in the comparable period of 2008.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of the decrease in revenues as described above.

Net cash of $10,099,201 was provided by investing activities during the six months ended June 30, 2009 by the gain generated by the net purchases and sales of marketable securities of $10,034 and by the sales and maturities of short-term investments of $10,089,167.  Net cash of $654,979 was provided by investing activities during the period ended June 30, 2008 by the sales and maturities of short-term investments of $12,226,771 and marketable securities of $2,405, offset by the purchase of short-term investments of $11,549,243 and the acquisition of property and equipment of $24,954.

$163 was used for financing activities to repurchase 100 shares of common stock in the six months ending June 30, 2009.  Nil cash was used for financing activities in the six months ending June 30, 2008.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at June 30, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $17,015 and $35,423 in the three and six months ended June 30, 2009, respectively and $13,539 and $27,932 in the three and six months ended June 30, 2008, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3. -	Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. -	Controls and Procedures

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II -	OTHER INFORMATION
ITEM 1. -	Legal Proceedings

None.

ITEM 1A. -	Risk Factors

Not Applicable

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 - April 30, 2009				135,081
May 1, 2009 - May 31, 2009	100	$1.63	100	134,981
June 1, 2009 - June 30, 2009				134,981
Total	100	$1.63	100	134,981

1)           In August 2004, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 200,000 shares of its common stock.  This program has no expiration date.

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

KENT FINANCIAL SERVICES, INC.

Dated: August 10, 2009	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)