Form 10-Q
period 2009-09-30
KENT FINANCIAL SERVICES INC
filed 2009-11-23
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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
Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of November 13, 2009, the issuer had 2,759,145 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended September 30, 2009

PART I   -FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009 (Unaudited)	December 31, 2008

Current Assets:
Cash and cash equivalents	$11,568,403	$1,990,753
Short-term investments		10,090,292
Marketable securities	50,660	70,450
Accounts receivable	4,399	55,895
Prepaid expenses and other current assets	31,036	14,769

Total current assets	11,654,498	12,222,159

Property and equipment, net of accumulated depreciation of $7,069 and $10,728	17,885	21,618
Other assets	16,000	16,000

Total assets	$11,688,383	$12,259,777

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$197,104	$227,497
Deferred revenue		64,817

Total current liabilities	197,104	292,314

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	917,104	1,012,314

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,759,145 and 2,759,293 shares issued and outstanding	275,915	275,929
Additional paid-in capital	12,344,709	12,344,949
Accumulated deficit	(6,643,140)	(6,293,407)
Accumulated other comprehensive loss	(65,614)	(45,824)

Total Kent Financial Services shareholders' equity	5,911,870	6,281,647

Noncontrolling interest in subsidiaries	4,859,409	4,965,816

Total equity	10,771,279	11,247,463

Total liabilities and equity	$11,688,383	$12,259,777

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Seminar fees		$49,755	$164,567	$184,110
Interest and dividends	$4,487	65,654	17,243	248,394
Realized gains (losses)			10,034	(660)
Other income	7,159	9,179	20,845	88,403

Total revenues	11,646	124,588	212,689	520,247

Expenses:
General and administrative	215,476	237,088	664,531	789,370

Loss before income taxes and minority interest	(203,830)	(112,500)	(451,842)	(269,123)
Provision for income taxes	(2,685)		(4,298)	(2,140)

Net loss	(206,515)	(112,500)	(456,140)	(271,263)
Add: net loss attributable to noncontrolling interest	60,828	19,725	106,407	45,252

Net loss attributable to Kent Financial Services shareholders	(145,687)	(92,775)	(349,733)	(226,011)

Other comprehensive gain (loss):
Unrealized loss on available for sale securities	(15,495)	(5,154)	(19,790)	(17,582)

Comprehensive loss	$(161,182)	$(97,929)	$(369,523)	$(243,593)

Basic and diluted net loss per common share	$(0.05)	$(0.03)	$(0.13)	$(0.08)

Weighted average number of common shares outstanding	2,759,178	2,790,119	2,759,223	2,791,383

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(349,733)	$(226,011)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of marketable securities	(10,034)	660
Depreciation	3,733	3,063
Minority interest in subsidiaries losses	(106,407)	(45,252)
Changes to operating assets and liabilities:
Interest receivable on short-term investments	1,125	(30,310)
Change in accounts receivable	51,496	38,584
Change in prepaid expenses and other current assets	(16,267)	34,514
Change in accounts payable and accrued expenses	(30,393)	5,644
Change in deferred revenue	(64,817)	4,875

Net cash used in operating activities	(521,297)	(214,233)

Cash flows from investing activities:
Sales of marketable securities	629,031	2,405
Sales and maturities of short-term investments	10,089,167	12,696,681
Purchases of short-term investments		(11,549,243)
Acquisition of property and equipment		(24,954)
Purchases of marketable securities	(618,997)

Net cash provided by investing activities	10,099,201	1,124,889

Cash flows from financing activities:
Repurchase of common stock by subsidiary		(3,150)
Repurchase of common stock	(254)	(9,178)

Net cash used in financing activities	(254)	(12,328)

Net increase in cash and cash equivalents	9,577,650	898,328
Cash and cash equivalents at beginning of period	1,990,753	134,927

Cash and cash equivalents at end of period	$11,568,403	$1,033,255

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$4,298	$2,140

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending September 30, 2009 and 2008
(UNAUDITED)

NOTE 1 - Basis of Presentation

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Reclassifications of a General Nature

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.  The reclassifications were made necessary by the change from reporting results rounded to the nearest thousand dollars to reporting results rounded to the nearest dollar.  These reclassifications had no effect on previously reported loss per share.

NOTE 3 – Business and Segment Information

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

Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operated a social networking website during the period covered by this Report.  Subsequent to the end of the quarter, a subsidiary of Kent was authorized to operate as a securities broker/dealer.  Additionally Kent International is seeking an acquisition or merger with a company that has significant growth potential.  Kent Financial Services owned approximately 53.44% of Kent International at September 30, 2009.  All of Kent International’s assets are invested in cash and United States Treasury Bills.  Kent International’s activity is reported in the business development activities segment.

On November 23, 2009, Kent International’s subsidiary, Kent Capital, was authorized to operate as a licensed securities broker/dealer.  The Financial Industry Regulatory Authority (FINRA) approved Kent Capital to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  Kent International intends to operate the broker dealer in order to generate revenue and earnings. However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital. Kent International’s initial investment in Kent Capital will be $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,100 members from the approximately 150 members prior to the redesign.

Kent International does not expect that either the broker/dealer or the social networking website will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

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

The allocation of resources for educational purposes is under constant scrutiny in New Jersey.  Funding for public schools in New Jersey comes from either State aid or local property taxes.  Although property taxes have increased rapidly in New Jersey over the last ten years, this has not resulted in additional educational expenditures, because the State of New Jersey has at the same time reduced its aid allocated to public schools.  It is impossible to foresee the future developments of property taxes and educational State aids.  As public schools in New Jersey are currently our primary customer, our revenue growth is restricted by any limitation on these resources.

The following table summarizes the assets and operations of the Company’s segments as of and for the three and nine month periods ended September 30, 2009 and 2008:

	Business
	Development	Educational	All Other		Consolidated
	Activities	Services	Operations	Eliminations	Totals

Three Months Ended Sept. 30, 2009
Revenues from external customers		$244	$4,399		$4,643
Management fees			63,000	$(63,000)
Interest and dividend revenue	$4,143	8	336		4,487
Other revenue	2,500		16		2,516

Total revenues	6,643	252	67,751	(63,000)	11,646

General and administrative expenses	(127,532)	(12,917)	(138,027)	63,000	(215,476)
Income tax expense	(1,069)	(547)	(1,069)		(2,685)
Minority interest	55,762	5,066			60,828

Net loss by segment	$(66,196)	$(8,146)	$(71,345)	$-	$(145,687)

Nine Months Ended Sept. 30, 2009
Revenues from external customers		$164,986	$10,751		$175,737
Management fees			126,000	$(126,000)
Interest and dividend revenue	$14,598	43	2,602		17,243
Investing gains		10,034			10,034
Other revenue	2,500		7,175		9,675

Total revenues	17,098	175,063	146,528	(126,000)	212,689

General and administrative expenses	(330,866)	(80,905)	(378,760)	126,000	(664,531)
Income tax expense	(1,069)	(2,160)	(1,069)		(4,298)
Minority interest	143,520	(37,113)			106,407

Net income (loss) by segment	$(171,317)	$54,885	$(233,301)	$-	$(349,733)

As of Sept. 30, 2009
Total assets by segment	$10,105,716	$444,889	$1,137,778	$-	$11,688,383

Three Months Ended Sept. 30, 2008
Revenues from external customers		$50,280	$7,178		$57,458
Management fees			63,000	$(63,000)
Interest revenue	$57,665	1,476	6,513		65,654
Other revenue			1,476		1,476

Total revenues	57,665	51,756	78,167	(63,000)	124,588

General and administrative expenses	(123,038)	(32,232)	(144,818)	63,000	(237,088)
Minority interest	27,535	(7,810)			19,725

Net income (loss) by segment	$(37,838)	$11,714	$(66,651)	$-	$(92,775)

	Business Development Activities	Educational Services	All Other Operations	Eliminations	Consolidated Totals

Six Months Ended Sept. 30, 2008
Revenues from external customers		$187,035	$83,377		$270,412
Management fees			126,000	$(126,000)
Interest revenue	$218,460	4,580	25,354		248,394
Investing losses			(660)		(660)
Other revenue	625		1,476		2,101

Total revenues	219,085	191,615	235,547	(126,000)	520,247

General and administrative expenses	(336,334)	(175,011)	(404,025)	126,000	(789,370)
Income tax expense	(510)	(1,110)	(520)		(2,140)
Minority interest	51,945	(6,693)			45,252

Net income (loss) by segment	$(65,814)	$8,801	$(168,998)	$-	$(226,011)

As of Sept. 30, 2008
Total assets by segment	$10,486,114	$388,499	$1,538,926	$-	$12,413,539

NOTE 4 - Securities Owned

Marketable securities owned as of September 30, 2009 and December 31, 2008, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		September 30, 2009		December 31, 2008

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$44,400	$57,600	$66,000	$36,000
All other equity securities	N/A	6,260	8,014	4,450	9,824

		$50,660	$65,614	$70,450	$45,824

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

NOTE 5 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended September 30, 2009.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  During the three and nine months ended September 30, 2009, 48 and 148 shares were repurchased for approximately $91 and $254, respectively.  During the three and nine months ended September 30, 2008, 5,539 shares were repurchased for approximately $9,178.  As of September 30, 2009, 64,771 shares remained authorized for repurchase under the program.

NOTE 6 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at September 30, 2009 and 2008.

NOTE 7 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three and nine month periods ending September 30, 2009 and 2008, respectively, as no options were earned during these periods.  At September 30, 2009, the Company had no common stock options outstanding.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At September 30, 2009 and December 31, 2008, Kent International had 200,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

NOTE 8 - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at September 30, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $15,216 and $50,639 in the three and nine months ended September 30, 2009, respectively and $15,432 and $43,364 in the three and nine months ended September 30, 2008, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

NOTE 9 – Net Operating Loss Carryforwards

As of December 31, 2008, the Company had approximately $2.6 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $63.4 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2009 through 2027.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2009 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 10 – Subsequent Events

Subsequent events were evaluated as of November 23, 2009, the day the financial statements were issued.

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

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and was recently authorized to operate a securities broker/dealer.  Additionally it is seeking an acquisition or merger with a company that has significant growth potential.  Kent Financial Services owned approximately 53.44% of Kent International at September 30, 2009.

On November 23, 2009, Kent International’s subsidiary, Kent Capital, was authorized to operate as a licensed securities broker/dealer.  The Financial Industry Regulatory Authority (FINRA) approved Kent Capital to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  Kent International intends to operate the broker dealer in order to generate revenue and earnings. However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital. Kent International’s initial investment in Kent Capital will be $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,100 members from the approximately 150 members prior to the redesign.

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While Kent International is encouraged by the membership and traffic growth since the redesign, we cannot be certain that the growth rate will continue or that existing members will continue using the site.  Accordingly, Kent International is reviewing strategic options available to ChinaUSPals.com including selling the site, discontinuing promotional advertising, or shutting down the site’s operations.

Kent International does not expect that either the broker/dealer or the social networking website will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

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

Despite ongoing business development activities, The Academy does not currently have any customers under contract for services to be rendered during the 2009-2010 school year.  Accordingly, The Academy is currently reviewing its strategic options including continuing to provide services to existing clients through an outsourcing platform or discontinuation of services.

Results of Operations

The Company had a net loss of $145,687 or $.05 basic and diluted loss per share, for the three months ended September 30, 2009 compared to a net loss of $92,775, or $.03 basic and diluted loss per share for the comparable quarter in 2008.  For the nine months ended September 30, 2009, the Company had a net loss of $349,733 or $.13 basic and diluted loss per share, compared to a net loss of $226,011, or $.08 basic and diluted loss per share for the nine months ended September 30, 2008.  The increases in the net losses were mainly the result of decreases in interest and seminar fee revenue and administrative fees paid by an un-affiliated investment partnership offset by decreased expenses during the periods.

Revenue

The Academy did not record any revenue for seminar fees for the three months ended September 30, 2009 compared to $49,755 for seminars held during the three months ended September 30, 2008.  For the nine months ended September 30, 2009, seminar fees for seminars held by The Academy decreased to $164,567, compared to $184,110 for the nine months ended September 30, 2008.  The Company recognizes seminar revenue when the services are provided.  Despite ongoing business development activities, The Academy does not currently have any customers under contract for services to be rendered during the 2009-2010 school year.  Accordingly, The Academy is currently reviewing its strategic options including the complete discontinuation of services.

Interest and dividend revenue decreased to $4,487 for the three months ended September 30, 2009, from $65,654 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, interest revenue decreased to $17,243 from $248,394 for the nine months ended September 30, 2008.  A decrease in the yield on short-term investments and cash equivalents from 3.2% to 0.2% was the primary reason for the decreases.

The Company realized gains on securities transactions of $10,034 for the nine months ended September 30, 2009 as compared to the realized losses on securities transactions of $660 for the nine months ended September 30, 2008.

For the three months ended September 30, 2009, other income decreased to $7,159 from $9,179 for the three months ended September 30, 2008.  Other income decreased to $20,845 for the nine months ended September 30, 2009, from $88,403 for the nine months ended September 30, 2008, caused primarily by the decrease in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership; as a result, based upon current global financial market conditions we do not believe that these fees will return to 2008 levels for the foreseeable future.

Expenses

General and administrative expenses were $215,476 in the three months ended September 30, 2009 compared to $237,088 in the three months ended September 30, 2008, a decrease of $21,612.  For the nine months ended September 30, 2009, general and administrative expenses decreased to $664,531 from $789,370 for the nine months ended September 30, 2008, a decrease of $124,839 or 16%.  The majority of the decrease for the nine month period in 2009 as compared to the nine month period in 2008 was made up of expenses at the Academy related to production, marketing and fulfillment costs for the Sex Over Sixty DVD in the amount of $56,784 that were incurred in 2008.  Other significant reductions in expenses included personnel costs which decreased $31,144, travel and entertainment expenses which decreased $12,539, and costs of seminars held by the Academy which decreased $44,418.

Liquidity and Capital Resources

At September 30, 2009, the Company had cash and cash equivalents of $11,568,403.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  Working capital at September 30, 2009 was approximately $11.457 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of starting of seeking an acquisition or an operating business.

Net cash used in operations was $521,297 in the nine months ended September 30, 2009, compared to net cash used in operations of $214,233 in the comparable period of 2008.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of the decrease in revenues as described above.

Net cash of $10,099,201 was provided by investing activities during the nine months ended September 30, 2009 by the gain generated by the net purchases and sales of marketable securities of $10,034 and by the sales and maturities of short-term investments of $10,089,167.  Net cash of $1,124,889 was provided by investing activities during the period ended September 30, 2008 by the sales and maturities of short-term investments of $12,696,681 and marketable securities of $2,405, offset by the purchase of short-term investments of $11,549,243 and the acquisition of property and equipment of $24,954.

$254 was used for financing activities to repurchase 148 shares of common stock in the nine months ending September 30, 2009, while $9,178 was used to repurchase 5,539 shares of common stock in the nine months ending September 30, 2008.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at September 30, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $15,216 and $50,639 in the three and nine months ended September 30, 2009, respectively and $15,432 and $43,364 in the three and nine months ended September 30, 2008, respectively.  Bedminster Management Corp. facilitates the allocation of certain central administrative costs on a cost reimbursement basis and is owned equally by Kent, Kent International and T.R. Winston & Company, LLC.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II -	OTHER INFORMATION
ITEM 1. -	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not Applicable

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 – July 31, 2009				64,819

August 1, 2009 – August 31, 2009				64,819

September 1, 2009 – September 30, 2009	48	$1.90	48	64,771

Total	48	$1.90	48	64,771

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

KENT FINANCIAL SERVICES, INC.

Dated: November 23, 2009	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)