Form 10-K
period 2009-12-31
KENT FINANCIAL SERVICES INC
filed 2010-03-30
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
MARK ONE:
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________.

Commission file number 1-7986

KENT FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10911 Raven Ridge Rd., Suite 103-45, Raleigh, North Carolina	27614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number   (919) 847-8710

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price on the NASDAQ Capital Markets as of June 30, 2009, was approximately $1.449 million.  At February 26, 2010, there were 2,759,076 shares of common stock outstanding.

PART I

Item 1.	BUSINESS

Kent Financial Services, Inc.’s (“Kent” or the “Company”) business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Until December 31, 2009, Kent was also engaged in providing educational services through Kent Educational Services, Inc. (“Kent Educational”).  Kent Educational ceased operations as of December 31, 2009.  Kent was formed in 1988 as a Delaware corporation and reincorporated in Nevada in 2006 by a merger into a newly formed, wholly owned Nevada subsidiary with the same name that was the surviving corporation of the merger.

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties.  For a discussion of certain factors that may affect the outcome projected in such statements, see Item 1A (“Risk Factors”) of this Annual Report, as well as factors noted in the balance of this Item 1 (“Description of Business”).  Actual results may differ materially from those projected.  These forward-looking statements represent the Company’s judgment as of the date of the filing of this Annual Report.  However, the Company disclaims any intent or obligation to update these forward-looking statements.

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at December 31, 2009.

Kent International’s business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  Kent International intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that Kent International effects a business combination with an entity in an industry characterized by a high level of risk, it will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings.  However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed above. The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,200 members from the approximately 150 members prior to the redesign.

Kent International faces the risk that the website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management had been encouraged by the membership and traffic growth since the redesign, membership growth has dramatically declined in the past few months.  Accordingly, Kent International is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Item 1A.	RISK FACTORS

Risk Factors Related to the Company

The Company’s business success is wholly dependent on the success of Kent International.

Kent’s business is comprised entirely of the management of Kent International and its subsidiaries.  Accordingly, any risks affecting those companies constitute risks to Kent at the same time.

Risk Factors Related to Kent International

Kent International’s business operations produce losses

Kent International had very limited business operations during 2009 and 2008, and had net losses of $474,618 and $190,937 in 2009 and 2008, respectively.  At December 31, 2009, the accumulated deficit was $89,474,026.  At the end of 2009, Kent International initiated its broker-dealer operations; however, the Company does not expect that its securities broker-dealer or its business development activity will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these activities will produce losses until such time as meaningful revenues are achieved.

The expenses related to identifying a target business and to complete a business combination will increase the losses of the Company.

Until presented with a specific opportunity for a business combination, the Company is unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination.  Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to Kent International and reduce the amount of capital otherwise available to complete a business combination and thereafter operate the acquired business.  Kent International cannot assure you that it will be successful in identifying a target business and completing a business combination on terms favorable to its stockholders, if at all.

The tax treatment of a potential business combination is not clear.

Kent International will endeavor to structure a business combination so as to achieve the most favorable tax treatment to it and to the target business and the stockholders of both companies.  Kent International cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with the Company’s tax treatment of the business combination.

We have limited ability to evaluate the target business' management; we cannot anticipate what role, if any, the Company’s management will play in a combined business and whether our management has the necessary experience to manage the combined business; we do not know if we will be able to recruit more management if necessary.

Although the Company intends to carefully scrutinize the management of a prospective target business before effecting a business combination, it cannot assure you that its assessment of the target's management will prove to be correct.  In addition, the Company cannot assure you that the target's future management will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of the Company’s officers and directors, if any, in the target business cannot presently be stated with any certainty.  While it is possible that one or more of the Company’s officers and directors will remain associated in some capacity following a business combination, it is uncertain whether all of them will devote their full efforts to the Company’s affairs after a business combination.  Moreover, the Company cannot assure you that its officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

The Company may seek to recruit additional management personnel to supplement the incumbent management of the target business.  The Company cannot assure you, however, that it will be able to recruit additional managers who have the requisite skills, knowledge or experience necessary to enhance the incumbent management and successfully operate the target business.

In our search for an appropriate combination partner, we will have to compete with other entities with more experience and greater resources; after a successful business combination we will have to face the competitors of the operating company we combine with.

Kent International may encounter intense competition from other entities seeking to combine with a privately held operating company.  Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations.  Many of these competitors also possess significantly greater financial, technical and other resources than does the Company.  Kent International cannot assure you that it will be able to effectively compete with these entities. Consequently, Kent International may acquire a company with less favorable prospects then it would otherwise prefer, thus making its long-term prospects for success less likely.

If Kent International effects a business combination, it will become subject to competition from the competitors of the acquired business.  In particular, industries that experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical and other resources than the Company.  Kent International cannot ascertain the level of competition it will face if it effects a business combination, and it cannot assure you that it will be able to compete successfully with these competitors.

Broker-Dealer Risks

The securities industry is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the ownership of securities, customer fraud, employee errors and misconduct and litigation.  Kent Capital is engaged in an extremely competitive business and its competitors include organizations that have substantially more employees and greater financial resources.  Kent Capital will also compete for investment funds with banks, insurance companies, hedge funds, private equity funds and other investment companies.

Kent International’s social networking website might not be viewable in China.

Kent International faces the risk that its website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause it to change or limit its business practices in a manner adverse to its business.

Employees

As of February 26, 2010, the Company and its subsidiaries had two full-time employees.

Item 2.	PROPERTIES

None

Item 3.	LEGAL PROCEEDINGS

None
PART II

Item 4.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders of Record

As of February 26, 2010, the Company had 1,317 stockholders of record of its common stock.  The closing price of the common stock was $1.53 on February 26, 2010.

Market Information

The Company's common stock trades on the NASDAQ Capital Market under the symbol "KENT".  The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated as reported by NASDAQ for the periods indicated.

	High	Low
Calendar Quarter:

2009

First Quarter	$1.96	$1.81
Second Quarter	1.93	1.33
Third Quarter	2.10	1.21
Fourth Quarter	2.43	1.27

2008

First Quarter	$2.22	$1.62
Second Quarter	1.94	1.60
Third Quarter	1.68	1.41
Fourth Quarter	1.86	1.40

Dividends

The Company did not declare or pay any dividends in 2009 or 2008.

Equity Compensation Plan Information

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the years ended December 31, 2009 or 2008 as no options were earned during these periods.  At December 31, 2009, the Company had no common stock options outstanding.

The following table provides a summary of the securities authorized for issuance under equity compensation plans, the weighted average price and number of securities remaining available for issuance, at December 31, 2009.

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

Repurchase Plans

In August 2004, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 200,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarter ended December 31, 2009.  At December 31, 2009, there were 64,771 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

Item 5.	SELECTED FINANCIAL DATA

Not Applicable.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at December 31, 2009.

Kent International’s business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  Kent International intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that Kent International effects a business combination with an entity in an industry characterized by a high level of risk, it will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings.  However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed above. The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,200 members from the approximately 150 members prior to the redesign.

Kent International faces the risk that the website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management had been encouraged by the membership and traffic growth since the redesign, membership growth has dramatically declined in the past few months.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Discontinued Operations

Kent Educational Services, Inc. (“Kent Educational”) is a wholly owned subsidiary of the Company that has a 60% controlling interest in the Academy for Teaching and Leadership Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provided educators various programs designed to improve themselves, their students, and their schools.  Despite ongoing business development activities, The Academy was unable to secure any contracts for services to be rendered during the 2009-2010 school year.  Accordingly, management decided to cease operations of the Academy effective December 31, 2009 and to distribute the majority of the assets in the Academy on December 31 to the shareholders, i.e. Kent Educational (60%) and Dr. Saul Cooperman (40%), save a small reserve for closing and miscellaneous expenses.  We do not expect any significant future expenses or liabilities related to the termination of operations.

Results of Operations

The Company had a consolidated net loss of $530,593, ($.19 basic and fully diluted loss per share) in 2009, compared to a consolidated net loss of $296,281 ($.11 basic and fully diluted loss per share) in 2008.  The increase in the net loss was mainly the result of decreased interest revenue and decreased administrative fees paid by an un-affiliated investment partnership during the period.

Revenues

Interest income was $18,996 and $294,862 in 2009 and 2008, respectively, a decrease of $275,866.  The decrease was primarily caused by dramatically lower yields on invested balances and, to a lesser extent, a decrease in amounts available for investment.

Net unrealized losses on available for sale securities were $16,845, and realized gains were $10,034 for the year ended December 31, 2009 as compared to net unrealized losses on available for sale securities of $43,149, and realized gains of $36,180 for the year ended December 31, 2008.  Since marketable securities are classified as available for sale securities, unrealized losses during the years ended December 31, 2009 and 2008 were recorded as an adjustment to accumulated other comprehensive income in stockholder’s equity.

For the year ended December 31, 2009, other income decreased to $26,637 from $88,022 for the comparable period in 2008, caused by the decrease in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Expenses

General and administrative expenses decreased to $836,572 for the year ended December 31, 2009 from $837,018 for 2008.  The immaterial decrease was the result of offsetting increases and decreases in expense line items.  Significant increases included $95,051 for consulting and legal fees paid by Kent International for due diligence on a proposed acquisition that was terminated prior to closing as compared to $58,227 in similar costs for a separate transaction in 2008 and $18,000 in consulting fees paid by Kent International related to the licensing of Kent Capital.  Significant decreases included $12,789 in travel and entertainment related to business development activities and $41,530 in personnel costs.

Other

In 2008, Kent International repurchased 12,468 shares of common stock in open market transactions for $20,764.  The Company recorded an extraordinary gain in 2008 of approximately $8,838, as the amount paid for the shares was less than the fair value of the net assets recorded.  As a result of the implementation of Accounting Standards Codification 810-10-45 on January 1, 2009, any future repurchases of common stock by Kent International will be recorded as an equity transaction against additional paid in capital.

Liquidity and Capital Resources

At December 31, 2009, the Company had cash and cash equivalents of $11,160,148.  Cash and cash equivalents consist of cash held in banks and brokerage firms, or U.S. treasury bills with original maturities of three months.  Working capital at December 31, 2009 was approximately $11.05 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of or starting an operating business.

Net cash used in operations was $806,552 for the year ended December 31, 2009, compared to net cash used in operations of $227,549 in 2008.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The increase in net cash used in operations was generally the result of the decrease in interest earned on invested balances together with a decrease in cash receipts at The Academy as discussed above.

$10,099,201 was provided by investing activities during the year ended December 31, 2009 by the sales and maturities of short-term investments of $10,089,167 and the net sales of marketable securities of $10,034.  The proceeds from the maturities of six-month U.S. treasury bills during 2009 were primarily reinvested in U.S treasury bills with original maturities of three months, effectively transferring the categorization from short term investments to cash equivalents for reporting purposes.  $2,152,213 was provided by investing activities during the year ended December 31, 2008 by the sales and maturities of short-term investments of $23.776 million offset by the purchase of short-term investments of $21.638 million and $24,954 for the acquisition of a vehicle for The Academy.  Net sales of marketable securities were $39,245 in 2008.

The Company used $123,000 for financing activities for the year ended December 31, 2009 for subsidiary dividends paid to noncontrolling interest shareholders as a result of the discontinuation of operations at The Academy.  The Company also used $254 for financing activities for 2009 to repurchase 148 shares of common stock compared to the $48,074 used for 2008 to repurchase 32,729 shares of common stock.  Kent International also used $20,764 to repurchase its stock in the year ended December 31, 2008.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $70,647 and $60,802 in the years ended December 31, 2009 and 2008, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  In our preparation of the financial statements for 2009, there were no estimates made which were (a) subject to a high degree of uncertainty or (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

Item 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herein are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations and Other Comprehensive Income for the Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Kent Financial Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

March 24, 2010
Hackensack, New Jersey

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31,
ASSETS	2009	2008

Current Assets:
Cash and cash equivalents	$11,156,027	$1,637,333
Short-term investments		10,090,292
Marketable securities	53,604	70,450
Accounts receivable	5,086	3,395
Prepaid expenses and other current assets	13,318	9,610
Assets of discontinued operations
Cash and cash equivalents	4,121	353,420
Other assets	219	79,277

Total current assets	11,232,375	12,243,777

Other assets	16,000	16,000

Total assets	$11,248,375	$12,259,777

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$184,658	$213,541
Liabilities of discontinued operations	758	78,773

Total current liabilities	185,416	292,314

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	905,416	1,012,314

EQUITY

Kent Financial Services shareholders' equity:
Preferred stock without par value;500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,759,145 and 2,759,293 shares issued and outstanding	275,915	275,929
Additional paid-in capital	12,344,709	12,344,949
Accumulated deficit	(6,824,000)	(6,293,407)
Accumulated other comprehensive loss	(62,669)	(45,824)

Total Kent Financial Services shareholders' equity	5,733,955	6,281,647

Noncontrolling interest in subsidiaries	4,609,004	4,965,816

Total equity	10,342,959	11,247,463

Total liabilities and stockholders' equity	$11,248,375	$12,259,777

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008
Revenues:
Interest and dividend revenue	$18,996	$294,862
Investing losses		(660)
Other income	26,637	88,022

Total revenues	45,633	382,224

Expenses:
General and administrative	836,572	837,018

Loss from continuing operations before income taxes	(790,939)	(454,794)
Provision for income tax expense	(2,138)	(1,030)

Loss from continuing operations	(793,077)	(455,824)

Discontinued operations (Note 10):
Income from discontinued operations before income taxes	47,862	63,849
Income tax expense	(2,549)	(1,110)

Income from discontinued operations	45,313	62,739

Net loss before extraordinary gain	(747,764)	(393,085)
Extraordinary gain due to purchase of subsidiary stock		8,838

Net loss	(747,764)	(384,247)

Add: net loss attributable to noncontrolling interest	217,171	87,966

Net loss attributable to Kent Financial Services shareholders'	(530,593)	(296,281)

Other comprehensive income (loss):
Unrealized loss on available for sale securities	(16,845)	(43,149)

Comprehensive loss	$(547,438)	$(339,430)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.21)	$(0.13)
Income from discontinued operations, net	0.02	0.02
Extraordinary gain	-	-

Net loss per share	$(0.19)	$(0.11)

Weighted average number of common shares outstanding	2,759,204	2,784,235

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(530,593)	$(296,281)
Adjustments to reconcile net loss to net cash used in operating activities, including discontinued operations:
Depreciation	4,977	9,254
Gain on sale of marketable securities	(10,034)	(36,180)
Extraordinary gain on purchase of stock of subsidiary		(8,838)
Minority interest in subsidiaries losses	(217,171)	(87,966)
Changes to operating assets and liabilities:
Interest receivable on short-term investments	1,125	41,549
Change in accounts receivable and other current assets	50,591	45,397
Change in other assets	1,451	46,335
Change in accounts payable and accrued expenses	(42,081)	(5,636)
Change in deferred revenue	(64,817)	64,817

Net cash used in operating activities	(806,552)	(227,549)

Cash flows from investing activities:
Sales of marketable securities	629,031	1,549,388
Purchases of marketable securities	(618,997)	(1,510,143)
Purchase of short-term investments		(21,638,410)
Maturity and sales of short-term investments	10,089,167	23,776,332
Acquisition of property and equipment		(24,954)

Net cash provided by investing activities	10,099,201	2,152,213

Cash flows from financing activities:
Repurchase of common stock by subsidiary		(20,764)
Subsidiary dividends paid to noncontrolling interest shareholders	(123,000)
Repurchase of common stock	(254)	(48,074)

Net cash used in financing activities	(123,254)	(68,838)

Net decrease in cash and cash equivalents	9,169,395	1,855,826
Cash and cash equivalents at beginning of period	1,990,753	134,927

Cash and cash equivalents at end of period	$11,160,148	$1,990,753

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$4,687	$2,140

Noncash financing activities:
Subsidiary dividend of property and equipment at book value to noncontrolling interest shareholders	$16,641

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Kent Financial Services Shareholders'	Noncontrolling Interest in
	Shares	Amount	Capital	Deficit	Income	Equity	Subsidiaries

Balance December 31, 2007	2,792,022	$279,202	$12,389,750	$(5,997,126)	$(2,675)	$6,669,151	$5,083,384

Repurchase of common stock	(32,729)	(3,273)	(44,801)			(48,074)

Subsidiary repurchase of common stock							(29,602)

Unrealized loss on available for sale securities					$(43,149)	(43,149)

Net loss				(296,281)		(296,281)	(87,966)

Balance December 31, 2008	2,759,293	275,929	12,344,949	(6,293,407)	(45,824)	6,281,647	4,965,816

Repurchase of common stock	(148)	(14)	(240)			(254)

Unrealized loss on available for sale securities					(16,845)	(16,845)

Subsidiary dividends							(139,641)

Net loss				(530,593)		(530,593)	(217,171)

Balance December 31, 2009	2,759,145	$275,915	$12,344,709	$(6,824,000)	$(62,669)	$5,733,955	$4,609,004

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

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

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.  There were no common stock options outstanding for either of the years ended December 31, 2009 and 2008; thus, there was no dilutive effect for either year.

For more information on stock options, see Note 8 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

As of September 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 105-10 (formerly FASB Statement No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Codification became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. ASC 105-10 does not change previously issued GAAP, but reorganizes GAAP into Topics. In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update (“ASU”) on the Topic. Our adoption of ASC 105-10 did not have any impact on the Company’s financial statements.

NOTE 2 – BUSINESS

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at December 31, 2009.

Kent International’s business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  Kent International intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that Kent International effects a business combination with an entity in an industry characterized by a high level of risk, it will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings.  However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below. The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,200 members from the approximately 150 members prior to the redesign.

Kent International faces the risk that the website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management had been encouraged by the membership and traffic growth since the redesign, membership growth has dramatically declined in the past few months.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Note 3 – MARKETABLE SECURITIES

Marketable securities owned as of December 31, 2009 and 2008, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		December 31, 2009		December 31, 2008

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$46,800	$55,200	$66,000	$36,000
All other equity securities	N/A	6,804	7,469	4,450	9,824

		$53,604	$62,669	$70,450	$45,824

The Company follows FASB accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The valuation techniques required are based upon observable and unobservable inputs.  Observable input reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 - Significant inputs to the valuation model are unobservable.

All of the Company’s marketable securities are Level 2 type assets.  Among the observable inputs considered by management in determining fair value of thinly traded portfolio positions are the financial condition, asset composition and operating results of the issuer, the long-term business potential of the issuer and other factors generally pertinent to the valuation of investments, including the analysis of the valuation of comparable companies.

NOTE 4 – PROPERTY, PLANT & EQUIPMENT

The Company and its subsidiaries did not own any equipment or vehicles at December 31, 2009; however, un-depreciated property, plant and equipment at December 31, 2008 consisted of $7,391 in office equipment and $24,954 in vehicles.  Accumulated depreciation was $10,728 at December 31, 2008.  During 2009, the office equipment was disposed of and the vehicle was distributed by a subsidiary at net book value as a return of capital to a non-controlling interest shareholder (see Note 10 for more details on the distribution).

NOTE 5 – KENT INTERNATIONAL HOLDINGS, INC.

At December 31, 2009, the Company owned 1,900,000 shares or 53.44% of Kent International’s issued shares.  In 2008, Kent International repurchased 12,468 shares of common stock in open market transactions for $20,764.  The Company recorded an extraordinary gain in 2008 of approximately $8,838, as the amount paid for the shares was less than the fair value of the net assets recorded.  As a result of the implementation of Accounting Standards Codification 810-10-45 on January 1, 2009, any future repurchases of common stock by Kent International will be recorded as an equity transaction against additional paid in capital.

Kent International Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At December 31, 2009, Kent International had 200,000 common stock options outstanding.

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

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2009.

A summary of the status of Kent International’s 1986 Plan as of December 31, 2009 and 2008 and changes during the years ended on those dates is presented below:

	2009			2008
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	200,000	$3.35	$3.20-$3.50	120,000	$3.50	$3.50

Awarded				100,000	$3.20	$3.20

Expired				(20,000)	$3.50	$3.50

Options outstanding at the end of the year	200,000	$3.35	$3.20-$3.50	200,000	$3.35	$3.20-$3.50

Options exercisable at the end of the year	120,000	$3.45	$3.20-$3.50	100,000	$3.50	$3.50

For all Kent International options outstanding and exercisable at December 31, 2009, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.20-$3.50	200,000	4.45	$3.35	120,000	1.84	$3.45

NOTE 6 - INCOME TAXES

Income tax expense was made up entirely of income taxes due to the State of New Jersey in 2009 and 2008.  As a result, the income tax expense for the years ended December 31, 2009 and 2008 is different from the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate of 35%.  The reasons for this difference and the related tax effect are as follows:

	2009	2008

Expected tax expense (benefit) computed on total income before taxes	$(260,825)	$(103,698)
Increase (decrease) in tax from:
State income taxes	4,687	2,140
Post employment benefit obligations		12,415
Change in valuation allowance	260,825	91,283

Provision for income tax	$4,687	$2,140

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2009 are as follows:

		Kent
	Company	International	Total

Net operating loss carryforwards	$2,848,565	$39,717,842	$42,566,407
Mark-to-market valuation adjustments			-
Post employment benefit obligations	720,000		720,000
Stock based compensation deductions	(35,488)	(14,646)	(50,134)

	3,533,077	39,703,196	43,236,273
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,236,577	13,896,119	15,132,696
Research and development and other credits		1,246,044	1,246,044

	1,236,577	15,142,163	16,378,740
Valuation Allowance	(1,236,577)	(15,142,163)	(16,378,740)

Net deferred tax asset December 31, 2009	$-	$-	$-

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2008 were as follows:

		Kent
	Company	International	Total

Net operating loss carryforwards	$2,559,335	$63,368,181	$65,927,516
Mark-to-market valuation adjustments	188,408		188,408
Post employment benefit obligations	720,000		720,000
Stock based compensation deductions	(35,488)	(5,858)	(41,346)

	3,432,255	63,362,323	66,794,578
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,201,289	22,176,813	23,378,102
Research and development and other credits		1,848,114	1,848,114

	1,201,289	24,024,927	25,226,216
Valuation Allowance	(1,201,289)	(24,024,927)	(25,226,216)

Net deferred tax asset December 31, 2008	$-	$-	$-

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Based upon Kent International’s and the Company’s operating history, which includes continuous operating losses (excluding extraordinary gains) in each of the last five years and the Company’s assessment of Kent International’s and the Company’s ability to achieve future taxable income, a 100% valuation allowance has been established for Kent International’s and the Company’s deferred tax assets.  Approximately $24.1 million in NOLs and $602k in tax credits expired at the end of 2009 and the remaining NOLs and tax credit carryforwards expire in various years from 2010 through 2024 as shown on the following table:

	Carryover
Expiration Year	Company	Kent International

2010	$195,335	$13,523,004
2011	-	6,118,591
2012	73,420	5,401,648
2013	302,762	11,454,165
2014	119,550	-
2015-2024	2,157,498	3,220,434

Total	$2,848,565	$39,717,842

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

The Company has accrued approximately $720,000 as of December 31, 2009 and 2008, for post employment benefits related to Mr. Koether’s contract.  Accordingly, the Company charged approximately $35,471 to operations for post employment benefit accruals in 2008.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock without par value, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2009.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. As of December 31, 2009, 135,229 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

Stock Options

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the years ending December 31, 2009 and 2008, respectively, as no options were earned during these periods.  At December 31, 2009 and 2008, the Company had no common stock options outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $70,647 and $60,802 in the years ended December 31, 2009 and 2008, respectively.

NOTE 10 – DISCONTINUED OPERATIONS

Kent Educational is a wholly owned subsidiary of the Company that has a 60% controlling interest in The Academy.  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provided educators various programs designed to improve themselves, their students, and their schools.  Despite ongoing business development activities, The Academy was unable to secure any contracts for services to be rendered during the 2009-2010 school year.  Accordingly, management decided to cease operations of the Academy effective December 31, 2009 and to distribute the majority of the assets in the Academy on December 31 to the shareholders, i.e. Kent Educational (60%) and Dr. Saul Cooperman (40%), save a small reserve for closing and miscellaneous expenses.  We do not expect any significant future expenses or liabilities related to the termination of operations.

At December 31, 2009, The Academy held $3,582 in equity after the distribution to shareholders.  The return of capital consisted of cash payments to Kent Educational and Dr. Cooperman in the amounts of $210,000 and $123,000, respectively, as well as the transfer of the title of a vehicle owned by the Academy to Dr. Cooperman at net book value ($16,641).  The net results of operations in 2009 and 2008 related to The Academy are reported as discontinued operations on the Statements of Operations.  Amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent events were evaluated as of March 24, 2010, the day the financial statements were available to be issued.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2009.

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

Item 8B.	OTHER INFORMATION

None.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The current members of the Board of Directors were elected at the 2009 Annual Meeting and will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company are as follows:

Name	Age	Position Held

Paul O. Koether	73	Chairman, Chief Executive Officer and Director

William Mahomes, Jr.	63	Director

Casey K. Tjang	71	Director

James L. Bicksler	72	Director

Bryan P. Healey	39	Chief Financial Officer and Director

Paul O. Koether has been Chairman, Director and Chief Executive Officer of the Company since July 1987 and President of the Company from October 1990 until November 2005 and from August 2007 until present.  Mr. Koether was Chairman from April 1988 to July 2005, President from April 1989 to February 1997 and director from March 1988 to July 2005 of Pure World, Inc., (“Pure World”) and from December 1994 until July 2005 a director and from January 1995 to July 2005 Chairman of Pure World’s wholly owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products.  Mr. Koether was Chairman from 1990 until August 2003 and a registered representative since 1989 of T. R. Winston & Company, LLC. (“Winston”).  Since September 1998, Mr. Koether has been a director, Chairman and Chief Executive Officer as well as President from October 2003 until November 2005 and from August 2007 until present, of Kent International Holdings, Inc., a biopharmaceutical company formerly known as Cortech, Inc. that is seeking to redeploy its assets.  Bryan P. Healey, Chief Financial Officer and Director of the Company is the son-in-law of Paul O. Koether.

Mr. Koether’s extensive executive experience in a multitude of industries including the securities, banking, real estate, nutraceutical and investment banking industries makes him essential to the Company’s success.

William Mahomes, Jr. is President and Managing Director of Mahomes Bolden & Warren PC, a transactional law firm that emphasizes corporate and public finance, mergers and acquisitions, real estate, probate, estate planning and mediation.  Prior to joining his present firm he was Senior Vice President and General Counsel to Pro-Line Corporation, a partner at an international law firm and a Senior Shareholder at a major full service Dallas based law firm.  He holds a BBA from Texas A&M University and a Juris Doctorate from the University Of Texas School Of Law.  He served as an officer in the United States Army Reserve for several years and he has previously served as a Director on a number of corporate, state and not-for-profit boards and currently serves on the Board of Blue Cross and Blue Shield of Texas, an affiliate of Health Care Services Corporation, Caring for Children Foundation and the Center for New Ventures and Entrepreneurship at Texas A&M University.

Mr. Mahomes legal and transactional background is an asset to the Company in both monitoring risks and evaluating potential merger and acquisition candidates.

Casey K. Tjang is non-executive director.  Mr. Tjang was formerly chairman and chief executive officer of First Merchant Bankers, Inc., a private merchant bank dealing with Asia-Pacific businesses from January 2004 to December 2009.  From September 2001 to February 2002, he was president and chief executive officer and from August 2000 to September 2001 was chief financial officer of Knowledgewindow, Inc., an e-learning provider of Internet training.  From February 2002 to December 2009, Mr. Tjang was president and chief executive officer of Princeton Accredited Services, Inc. and Erudite Internet Systems, Inc. an e-learning custom courseware developer and provider of an Internet based distance education system.  From 2005 to December 2009, he was chairman and chief executive officer of Princeton Business School, a provider of an online education towards Entrepreneurial Master of Business Administration degree program.

Mr. Tjang’s experience in corporate finance and banking is important to the Company as both the Chairman of the Audit Committee as well as evaluating potential merger and acquisition candidates.

James L. Bicksler, Ph.D., Director of the Company since October 2008 has been a Professor of Finance and Economics, Rutgers Business School, Rutgers, the State University of New Jersey, since 1969 as well as a Director of Kent International Holdings, Inc. from 1998 through September 30, 2008.

Dr. Bicksler received his Ph.D. in financial economics from New York University and his expertise includes corporate governance and corporate investment risk management.  Dr. Bicksler’s research background and experience is valuable to the Company in both assessing risks and evaluating potential merger and acquisition candidates.

Bryan P. Healey, a certified public accountant, has been Vice-President, Secretary and Chief Financial Officer of the Company since May 2006 and a Director since November 2007.  Mr. Healey has also been Vice-President, Secretary and Chief Financial Officer since May 2006 and a Director since November 2007 of Kent International Holdings, Inc.  Since October 2009, Mr. Healey has been Chief Financial Officer of Kent Capital, Inc., a registered securities broker-dealer and subsidiary of Kent International.  From July 2006 to October 2009, Mr. Healey was a registered representative of T. R. Winston & Company, LLC, an independent securities brokerage firm based in Bedminster, NJ.  From September 1995 to April 2006, Mr. Healey was with Bowman & Company, L.L.P., the largest CPA firm in Southern New Jersey, in various positions including audit manager from July 2001 to April 2006.

Mr. Healey’s comprehensive knowledge and experience in corporate finance and accounting makes him an important asset to the Company.

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2009.

Board Leadership Structure

Mr. Koether serves as our Chairman of the Board and as our Chief Executive Officer.  The Board believes that because the CEO is ultimately responsible for executing the strategic direction of the Company and for the performance of the Company, the CEO is the director best qualified to act as Chairman of the Board.  Additionally, given the size of the Company’s operations, it would be unduly burdensome on the Company to hire an individual to serve as the CEO.  Further, as the controlling shareholder of Kent, Mr. Koether has the ability to influence operational and strategic decisions through voting control.

Board’s Oversight of Risk Management

The Board has an active role, as a whole and also at the audit committee level, in overseeing management of the Company’s risks.  The Audit Committee oversees management of financial, accounting and internal control risks.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office: 10911 Raven Ridge Road, Suite 103-45, Raleigh, North Carolina 27614, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2009, 2008 and 2007, for those persons who were, at December 31, 2009, 2008 and 2007, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards		All Other Compensation (2)		Total

Paul O. Koether	2009	$240,000				$14,400	(3)	$254,400
Chief Executive Officer and	2008	240,000				44,604	(3)	284,604
Chairman of the Board	2007	240,000				50,942	(3)	290,942

Qun Yi Zheng (4)	2009
President	2008					1,541		1,541
	2007	133,333				163,854	(4)(5)	297,187

Bryan P. Healey	2009	156,000						156,000
Chief Financial Officer,	2008	156,000	$10,000	$43,935	(6)			209,935
Principal Financial and	2007	140,000	10,000					150,000
Accounting Officer

(1)	The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2)
Omitted from this table are amounts paid for group life, health and hospitalization insurance provided to the Named Officers.  These benefits do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees.

(3)
Amounts include $35,471 and $40,812, accrued in 2008, and 2007, respectively, for post employment benefit obligations including change in control and death benefit provisions pursuant to Mr. Koether’s employment contract.  All Other Compensation also includes $14,400, $9,133, and $10,130 paid in 2009, 2008, and 2007, respectively, to lease an automobile used for business purposes.

(4)	The salary and perquisites of Dr. Zheng were paid by Kent International, a subsidiary of the Company. Dr. Zheng resigned effective August 31, 2007.

(5)
Amount includes $13,518 paid by Kent International in 2007 for Dr. Zheng’s country club membership, $1,846 paid in 2007 for Dr. Zheng’s life insurance premiums and $1,541 and $18,490 paid in 2008 and 2007, respectively, to lease an automobile used for business purposes.  All Other Compensation also includes $130,000 paid in accordance with the separation agreement with Dr. Zheng dated August 24, 2007.

(6)	Represents stock-based compensation expense imputed to Mr. Healey by Kent International in 2008.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at December 31, 2009.

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.  During 2009, the Company paid directors' fees in the aggregate amount of $38,800.  The table below includes information about compensation paid to our non-employee directors:

Name	Fees Earned or Paid in Cash	Total

William Mahomes, Jr.	$12,800	$12,800

Casey K. Tjang	13,000	13,000

James. L. Bicksler	13,000	13,000

	$38,800	$38,800

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

The following table provides information with respect to the Company's common stock beneficially owned as of February 26, 2010 by each director and executive officer of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Paul O. Koether	1,642,771	(2)	59.54%
5305 Miramar Lane
Colleyville, TX 76034

William Mahomes, Jr.	-		-
900 Jackson Street
Suite 540
Dallas, TX 75202

Casey K. Tjang	-		-
93 Kempshall Terrace
Fanwood, NJ 07023

James L. Bicksler	-		-
96 Inwood Avenue
Upper Montclair, NJ 07043

Jennifer S. Healey	809,444	(3)	29.34%
c/o 10911 Raven Ridge Road
Suite 103-45
Raleigh, NC 27614

Bryan P. Healey	830,960	(4)	30.12%
c/o 10911 Raven Ridge Road
Suite 103-45
Raleigh, NC 27614

Marital Trust u/w/o	494,612		17.93%
Natalie I. Koether
5305 Miramar Lane
Colleyville, TX 76034

All Directors and Executive	1,723,731		62.47%
Officers as a Group (6 persons)

(1)
The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in other footnotes below.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days for all directors and executive officers as a group.

(2)
Includes 75,287 shares held in Mr. Koether’s IRA and 494,612 shares beneficially owned by the Marital Trust u/w/o Natalie I. Koether.  As trustee, Mr. Koether may be deemed to own these shares beneficially.  Also includes 750,000 shares owned by Mrs. Healey that Paul O. Koether has been granted sole voting power over as proxy agent.

(3)
Includes 25,800 shares owned in custodial accounts for the benefit of family members.  Also includes 750,000 shares owned by Mrs. Healey that Paul O. Koether has been granted sole voting power over as proxy agent.

(4)	Includes 12,916 shares held in Mr. Healey’s IRA, 783,644 shares beneficially owned by Mr. Healey’s spouse and 25,800 shares owned in custodial accounts for the benefit of family members.

Stock Option and Stock Appreciation Rights; Grants and Exercises

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent.  The Board of Directors also approved the 2005 Stock Option Plan.  Under the 2005 Stock Option Plan, a total of 400,000 shares of Common Stock were available for issuance to key employees, including officers of the Company or any of its subsidiaries.  At December 31, 2009, the Company had no common stock options outstanding.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $70,647 and $60,802 in the years ended December 31, 2009 and 2008, respectively.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ Stock Market:  William Mahomes, Jr., Casey K. Tjang and James L. Bicksler.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Principal Accountant for 2009 and 2008 was Paritz and Company, P.A. (“Paritz”).

Year ended December 31, 2009

Audit Fees:  The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009 are $21,500.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2009 were $6,000.

Audit Related Fees: No audit related fees were billed to the Company by Paritz in 2009.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2009 were $2,800.

All Other Fees: There were no other fees billed to the Company by Paritz during 2009.

The hours expended on Paritz’ engagement to audit the Company’s financial statements for 2009 that were attributed to work performed by persons other than full-time permanent employees of Paritz was not greater than 50% of the total hours expended.

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

Item 14.	EXHIBITS

The following exhibits are filed as part of this report:

(a) Exhibits

3.1	Articles of Incorporation of Kent Financial Services, Inc. (1)

3.2	Bylaws of Kent Financial Services, Inc. (1)

9	Irrevocable proxy agreement between Jennifer S. Healey and Paul O. Koether. (2)

10.1	Employment Agreement, dated May 12, 2008 by and between Kent Financial Services, Inc. and Paul O. Koether. (3)**

10.2	Employment Agreement, dated May 15, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (4)**

10.3	Kent Financial Services 2005 Stock Option Plan, Form of Incentive Stock Option and Form of Non-Qualified Stock Option. (5)

21	Subsidiaries*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
___________________
*	Filed herewith.
**	Compensatory Plan

(1)	Filed as an exhibit to the Company’s Form 8-K filed on December 20, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed on March 2, 2009, and incorporated herein by reference.
(3)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the period ended June 30, 2008.
(4)	Filed as an exhibit to the Company’s Form 8-K filed on May 1, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed on December 2, 2005, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: March 30, 2010	BY	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2010	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

Dated: March 30, 2010	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Secretary
and Director
(Principal Financial and
Accounting Officer)

Dated: March 30, 2010	/s/ William Mahomes, Jr.
William Mahomes, Jr.
Director

Dated: March 30, 2010	/s/ Casey K. Tjang
Casey K. Tjang
Director

Dated: March 30, 2010	/s/ James L. Bicksler
James L. Bicksler
Director