Form 10-Q
period 2010-03-31
KENT FINANCIAL SERVICES INC
filed 2010-05-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________.

Commission File No.: 1-7986

Kent Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10911 Raven Ridge Road, Suite 103-45, Raleigh, North Carolina 27614
(Address of principal executive offices)

(919) 847-8710
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
Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of April 30, 2010, the issuer had 2,759,076 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended March 31, 2010

PART I -	FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010 (Unaudited)	December 31, 2009

Current Assets:
Cash and cash equivalents	$10,951,543	$11,156,027
Marketable securities	42,119	53,604
Accounts receivable	4,875	5,086
Prepaid expenses and other current assets	29,722	13,318
Assets of discontinued operations
Cash and cash equivalents	3,069	4,121
Other assets		219

Total current assets	11,031,328	11,232,375

Other assets	16,000	16,000

Total assets	$11,047,328	$11,248,375

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$190,294	$184,658
Liabilities of discontinued operations	392	758

Total current liabilities	190,686	185,416

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	910,686	905,416

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,759,076 and 2,759,145 shares issued and outstanding	275,908	275,915
Additional paid-in capital	12,344,622	12,344,709
Accumulated deficit	(6,979,747)	(6,824,000)
Accumulated other comprehensive loss	(64,690)	(62,669)

Total Kent Financial Services shareholders' equity	5,576,093	5,733,955

Noncontrolling interest in subsidiaries	4,560,549	4,609,004

Total equity	10,136,642	10,342,959

Total liabilities and equity	$11,047,328	$11,248,375

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
Revenues:	2010	2009
Interest and dividend revenue	$859	$7,557
Investing gains (losses)	(2,088)
Other income	4,875	2,409

Total revenues	3,646	9,966

Expenses:
General and administrative	204,611	213,418

Loss from continuing operations before income taxes	(200,965)	(203,452)
Provision for income tax expense	(1,812)

Loss from continuing operations	(202,777)	(203,452)

Discontinued operations (Note 9):
Income (loss) from discontinued operations before income taxes	(884)	81,972
Income tax expense	(541)	(1,613)

Income from discontinued operations	(1,425)	80,359

Net loss	(204,202)	(123,093)

Add: net loss attributable to noncontrolling interest	48,455	16,365

Net loss attributable to Kent Financial Services shareholders'	(155,747)	(106,728)

Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2,021)	(19,433)

Comprehensive loss	$(157,768)	$(126,161)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.06)	$(0.07)
Income from discontinued operations, net	(0.00)	0.03

Net loss per share	$(0.06)	$(0.04)

Weighted average number of common shares outstanding	2,759,085	2,759,293

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(155,747)	$(106,728)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of marketable securities	2,088	(10,034)
Depreciation		1,231
Minority interest in subsidiaries losses	(48,455)	(16,365)
Changes to operating assets and liabilities:
Interest receivable on short-term investments		(5,328)
Change in accounts receivable	430	(47,638)
Change in prepaid expenses and other current assets	(16,404)	(22,889)
Change in accounts payable and accrued expenses	5,270	33,158
Change in deferred revenue		(37,284)

Net cash used in operating activities	(212,818)	(211,877)

Cash flows from investing activities:
Sales of marketable securities	7,376	629,031
Purchases of marketable securities		(618,997)

Net cash provided by investing activities	7,376	10,034

Cash flows from financing activities:
Repurchase of common stock	(94)

Net cash used in financing activities	(94)	-

Net increase in cash and cash equivalents	(205,536)	(201,843)
Cash and cash equivalents at beginning of period	11,160,148	1,990,753

Cash and cash equivalents at end of period	$10,954,612	$1,788,910

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$2,878	$1,613

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending March 31, 2010 and 2009
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 – Business

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at March 31, 2010.

One aspect of Kent International’s business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  Kent International intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that Kent International effects a business combination with an entity in an industry characterized by a high level of risk, it will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Additionally, Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings.  However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below. The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

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

NOTE 3 - Securities Owned

Marketable securities owned as of March 31, 2010 and December 31, 2009, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		March 31, 2010		December 31, 2009

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$42,000	$60,000	$46,800	$55,200
All other equity securities	N/A	119	4,690	6,804	7,469

		$42,119	$64,690	$53,604	$62,669

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

NOTE 4 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended March 31, 2010.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  During the three months ended March 31, 2010, 69 shares were repurchased for approximately $94.  No shares were repurchased during the three months ended March 31, 2009.  As of March 31, 2010, 64,702 shares remained authorized for repurchase under the program.

NOTE 5 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at March 31, 2010 and 2009.

NOTE 6 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three month periods ending March 31, 2010 and 2009, respectively, as no options were earned during these periods.  At March 31, 2010, the Company had no common stock options outstanding.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At March 31, 2010 and December 31, 2009, Kent International had 200,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

NOTE 7 - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at March 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $18,203 and $18,407 in the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 8 – Net Operating Loss Carryforwards

As of December 31, 2009, the Company had approximately $2.8 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $39.7 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2010 through 2028.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2010 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 9 – Discontinued Operations

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

At March 31, 2010, The Academy held $2,678 in equity.  The net results of operations in 2010 and 2009 related to The Academy are reported as discontinued operations on the Statements of Operations.  Amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation.

NOTE 10 – Subsequent Events

Subsequent events were evaluated as of the day the financial statements were issued.

Item 2. -	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, of Kent Financial Services, Inc. (“Kent” or the “Company”) as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Business

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at March, 31, 2010.

One aspect of Kent International’s business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  Kent International intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that Kent International effects a business combination with an entity in an industry characterized by a high level of risk, it will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Additionally, Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings.  However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed above. The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

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

Kent International faces the risk that the website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management had been encouraged by the membership and traffic growth since the redesign, membership growth has substantially declined in the past few months.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

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

Results of Operations

The Company had a net loss of $155,747 or $.06 basic and diluted loss per share, for the three months ended March 31, 2010 compared to a net loss of $106,728, or $.04 basic and diluted loss per share for the comparable quarter in 2009.  The increase in the net loss was primarily the result of a decrease in the income from discontinued operations. .

Revenue

Interest and dividend revenue decreased to $859 for the three months ended March 31, 2010, from $7,557 for the three months ended March 31, 2009.  A decrease in the yield on short-term investments and cash equivalents from 0.2% to 0.05% was the primary reason for the decreases.

The Company realized losses on securities transactions of $2,088 for the three months ended March 31, 2010 as compared to the realized gains on securities transactions of $10,034 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, other income increased to $4,875 from $2,409 for the three months ended March 31, 2009, caused primarily by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Expenses

General and administrative expenses were $204,611 in the three months ended March 31, 2010 compared to $213,418 in the three months ended March 31, 2009, a decrease of $8,807.  This decrease was primarily caused by activity in subsidiaries of Kent International. Specifically a decrease in marketing expenses related to ChinaUSPals.com of $6,877 and a decrease in consulting fees related to Kent Capital of $6,000.  These decreases were partially offset by an increase in auditing expenses related to the audit of Kent Capital in the amount of $5,000. There were also other immaterial increases and decreases in administrative expenses at both the Company and Kent International.

Liquidity and Capital Resources

At March 31, 2010, the Company had cash and cash equivalents of $10,951,543.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  Working capital at March 31, 2010 was approximately $10.840 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of starting of seeking an acquisition or an operating business.

Net cash used in operations was $212,818 in the three months ended March 31, 2010, compared to net cash used in operations of $211,877 in the comparable period of 2009.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of the decrease in revenues as described above.

Net cash of $7,376 was provided by investing activities during the three months ended March 31, 2010 by the sale of marketable securities.  Net cash of $10,034 was provided by investing activities during the period ended March 31, 2009 by the gain generated by the net purchases and sales of marketable securities.

$94 was used for financing activities to repurchase 69 shares of common stock in the three months ending March 31, 2010 while no shares were repurchased during the comparable period in 2009.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at March 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $18,203 and $18,407 in the three month periods ended March 31, 2010 and 2009, respectively.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II -	OTHER INFORMATION
ITEM 1. -	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not Applicable

ITEM 2. -	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 - January 31, 2010	69	$1.36	69	64,702
February 1, 2010 - February 28, 2010				64,702
March 1, 2010 - March 31, 2010				64,702
Total	69	$1.36	69	64,702

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

KENT FINANCIAL SERVICES, INC.

Dated: May 11, 2010	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)