Form 10-Q
period 2010-06-30
KENT FINANCIAL SERVICES INC
filed 2010-08-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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
Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of July 31, 2010, the issuer had 2,759,076 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2010

PART I   -FINANCIAL INFORMATION
Item 1. -	Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009

Current Assets:
Cash and cash equivalents	$10,751,100	$11,156,027
Marketable securities	39,719	53,604
Accounts receivable	5,258	5,086
Prepaid expenses and other current assets	34,800	13,318
Assets of discontinued operations
Cash and cash equivalents	2,671	4,121
Other assets		219

Total current assets	10,833,548	11,232,375

Other assets	16,000	16,000

Total assets	$10,849,548	$11,248,375

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$144,558	$184,658
Liabilities of discontinued operations		758

Total current liabilities	144,558	185,416

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	864,558	905,416

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value;500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value;8,000,000 shares authorized;2,759,076 and 2,759,145 shares issued and outstanding	275,908	275,915
Additional paid-in capital	12,344,622	12,344,709
Accumulated deficit	(7,090,461)	(6,824,000)
Accumulated other comprehensive loss	(67,090)	(62,669)

Total Kent Financial Services shareholders' equity	5,462,979	5,733,955

Noncontrolling interest in subsidiaries	4,522,011	4,609,004

Total equity	9,984,990	10,342,959

Total liabilities and equity	$10,849,548	$11,248,375

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Interest and dividend revenue	$2,836	$5,165	$3,695	$12,722
Investing gains (losses)			(2,088)
Other income	11,655	11,102	16,530	13,511

Total revenues	14,491	16,267	18,137	26,233

Expenses:
General and administrative	163,418	167,651	368,029	381,069

Loss from continuing operations before income taxes	(148,927)	(151,384)	(349,892)	(354,836)
Provision for income tax expense	(319)		(2,131)

Loss from continuing operations	(149,246)	(151,384)	(352,023)	(354,836)

Discontinued operations (Note 9):
Income (loss) from discontinued operations before income taxes	(6)	24,852	(890)	106,824
Income tax expense			(541)	(1,613)

Income (loss)from discontinued operations	(6)	24,852	(1,431)	105,211

Net loss	(149,252)	(126,532)	(353,454)	(249,625)

Add: net loss attributable to noncontrolling interest	38,538	29,214	86,993	45,579

Net loss attributable to
Kent Financial Services shareholders'	(110,714)	(97,318)	(266,461)	(204,046)

Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2,400)	15,138	(4,421)	(4,295)

Comprehensive loss	$(113,114)	$(82,180)	$(270,882)	$(208,341)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.10)	$(0.11)
Income (loss) from discontinued operations, net	-	0.01	-	0.04

Net loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.07)

Weighted average number of common shares outstanding	2,759,076	2,759,200	2,759,081	2,759,246

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(266,461)	$(204,046)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of marketable securities	2,088	(10,034)
Depreciation		2,475
Minority interest in subsidiaries losses	(86,993)	(45,579)
Changes to operating assets and liabilities:
Interest receivable on short-term investments		1,125
Change in accounts receivable	(172)	1,201
Change in prepaid expenses and other current assets	(21,263)	(17,772)
Change in accounts payable and accrued expenses	(40,858)	(29,780)
Change in deferred revenue		(64,817)

Net cash used in operating activities	(413,659)	(367,227)

Cash flows from investing activities:
Sales of marketable securities	7,376	629,031
Sales and maturities of short-term investments		10,089,167
Purchases of marketable securities		(618,997)

Net cash provided by investing activities	7,376	10,099,201

Cash flows from financing activities:
Repurchase of common stock	(94)	(163)

Net cash used in financing activities	(94)	(163)

Net increase in cash and cash equivalents	(406,377)	9,731,811
Cash and cash equivalents at beginning of period	11,160,148	1,990,753

Cash and cash equivalents at end of period	$10,753,771	$11,722,564

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$3,197	$1,613

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending June 30, 2010 and 2009
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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 – Business

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at June 30, 2010.

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

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,400 members from the approximately 150 members prior to the redesign.

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

NOTE 3 - Securities Owned

Marketable securities owned as of June 30, 2010 and December 31, 2009, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		June 30, 2010		December 31, 2009
	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$39,600	$62,400	$46,800	$55,200
All other equity securities	N/A	119	4,690	6,804	7,469

		$39,719	$67,090	$53,604	$62,669

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

NOTE 4 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended June 30, 2010.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  During the six months ended June 30, 2010, 69 shares were repurchased for approximately $94 while during the six months ended June 30, 2009 100 shares were repurchased for approximately $163.  As of June 30, 2010, 64,633 shares remained authorized for repurchase under the program.

NOTE 5 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at June 30, 2010 and 2009.

NOTE 6 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three and six month periods ending June 30, 2010 and 2009, respectively, as no options were earned during these periods.  At June 30, 2010, the Company had no common stock options outstanding.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2010 and December 31, 2009, Kent International had 200,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

NOTE 7 - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at June 30, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $16,689 and $34,245 in the three and six months ended June 30, 2010, respectively and $17,015 and $35,423 in the three and six months ended June 30, 2009, respectively.

NOTE 8 – Net Operating Loss Carryforwards

As of December 31, 2009, the Company had approximately $2.8 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $39.7 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2010 through 2028.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2010 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

At June 30, 2010, The Academy held $2,671 in equity.  The net results of operations in 2010 and 2009 related to The Academy are reported as discontinued operations on the Statements of Operations.  Amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation.

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

Business

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at June 30, 2010.

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

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,400 members from the approximately 150 members prior to the redesign.

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

Results of Operations

The Company had a net loss of $110,714 or $.04 basic and diluted loss per share, for the three months ended June 30, 2010 compared to a net loss of $97,318, or $.04 basic and diluted loss per share for the comparable quarter in 2009.  For the six months ended June 30, 2010, the Company had a net loss of $266,461 or $.10 basic and diluted loss per share, compared to a net loss of $204,046, or $.07 basic and diluted loss per share for the six months ended June 30, 2009.  The increase in the net loss was primarily the result of a decrease in the income from discontinued operations.

Revenue

Interest and dividend revenue decreased to $2,836 for the three months ended June 30, 2010, from $5,165 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, interest revenue decreased to $3,695 from $12,722 for the six months ended June 30, 2009.  A decrease in the yield on short-term investments and cash equivalents from 0.2% to 0.12% together with reduced cash available for investment were the primary reasons for the decreases.

The Company realized losses on securities transactions of $2,088 for the six months ended June 30, 2010 as compared to the realized gains on securities transactions of $10,034 for the six months ended June 30, 2009.  No gains or losses on securities transactions were recorded during the three month periods ending June 30, 2010 and 2009.

For the three months ended June 30, 2010, other income increased to $11,655 from $11,102 for the three months ended June 30, 2009.  Other income increased to $16,530 for the six months ended June 30, 2010, from $13,511 for the six months ended June 30, 2009, caused primarily by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Expenses

General and administrative expenses were $163,418 in the three months ended June 30, 2010 compared to $167,651 in the three months ended June 30, 2009, a decrease of $4,233.  For the six months ended June 30, 2010, general and administrative expenses decreased to $368,029 from $381,069 for the six months ended June 30, 2009, a decrease of $13,040 or 4%.  This decrease was primarily caused by activity in subsidiaries of Kent International. Specifically a decrease in marketing expenses related to ChinaUSPals.com of $10,641 and a decrease in consulting fees related to Kent Capital of $3,000.  These decreases were partially offset by an increase in auditing expenses related to the audit of Kent Capital in the amount of $5,000. There were also other immaterial increases and decreases in administrative expenses at both the Company and Kent International subsidiary.

Liquidity and Capital Resources

At June 30, 2010, the Company had cash and cash equivalents of $10,751,100.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  Working capital at June 30, 2010 was approximately $10.689 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of starting of seeking an acquisition or an operating business.

Net cash used in operations was $413,659 in the six months ended June 30, 2010, compared to net cash used in operations of $367,227 in the comparable period of 2009.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of the decrease in revenues as described above.

Net cash of $7,376 was provided by investing activities during the six months ended June 30, 2010 by the sale of marketable securities.  Net cash of $10,099,201 was provided by investing activities during the six months ended June 30, 2009 by the gain generated by the net purchases and sales of marketable securities of $10,034 and by the sales and maturities of short-term investments of $10,089,167.

$94 was used for financing activities to repurchase 69 shares of common stock in the six months ending June 30, 2010 while $163 was used for financing activities to repurchase 100 shares of common stock in the six months ending June 30, 2009.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at June 30, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 59.54% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $16,689 and $34,245 in the three and six months ended June 30, 2010, respectively and $17,015 and $35,423 in the three and six months ended June 30, 2009, respectively.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

KENT FINANCIAL SERVICES, INC.

Dated: August 11, 2010	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)