Form 10-Q
period 2010-09-30
KENT FINANCIAL SERVICES INC
filed 2010-11-12
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________.

Commission File No.: 1-7986

Kent Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5305 Miramar Lane, Colleyville, Texas 76034
(Address of principal executive offices)

(682) 738-8011
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
Yes ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of November 8, 2010, the issuer had 2,759,076 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended September 30, 2010

PART I   -  FINANCIAL INFORMATION
Item 1.  -  Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009

Current Assets:
Cash and cash equivalents	$10,599,753	$11,156,027
Marketable securities	63,760	53,604
Accounts receivable	5,475	5,086
Prepaid expenses and other current assets	23,260	13,318
Assets of discontinued operations
Cash and cash equivalents		4,121
Other assets		219

Total current assets	10,692,248	11,232,375

Other assets	16,000	16,000

Total assets	$10,708,248	$11,248,375

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$131,796	$184,658
Liabilities of discontinued operations		758

Total current liabilities	131,796	185,416

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	851,796	905,416

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,759,076 and 2,759,145 shares issued and outstanding	275,908	275,915
Additional paid-in capital	12,344,622	12,344,709
Accumulated deficit	(7,203,753)	(6,824,000)
Accumulated other comprehensive loss	(43,049)	(62,669)

Total Kent Financial Services shareholders' equity	5,373,728	5,733,955

Noncontrolling interest in subsidiaries	4,482,724	4,609,004

Total equity	9,856,452	10,342,959

Total liabilities and equity	$10,708,248	$11,248,375

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Interest and dividend revenue	$3,411	$4,478	$7,106	$17,200
Investing gains (losses)			(2,088)
Other income	5,475	6,915	22,005	20,426

Total revenues	8,886	11,393	27,023	37,626

Expenses:
General and administrative	159,729	202,556	527,758	583,625

Loss from continuing operations before income taxes	(150,843)	(191,163)	(500,735)	(545,999)
Provision for income tax expense		(2,138)	(2,131)	(2,138)

Loss from continuing operations	(150,843)	(193,301)	(502,866)	(548,137)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(754)	(12,667)	(1,644)	94,157
Income tax expense		(547)	(541)	(2,160)

Income (loss) from discontinued operations	(754)	(13,214)	(2,185)	91,997

Net loss	(151,597)	(206,515)	(505,051)	(456,140)

Add: net loss attributable to noncontrolling interest	38,305	60,828	125,298	106,407

Net loss attributable to Kent Financial Services shareholders'	(113,292)	(145,687)	(379,753)	(349,733)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	24,041	(15,495)	19,620	(19,790)

Comprehensive loss	$(89,251)	$(161,182)	$(360,133)	$(369,523)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.14)	$(0.16)
Income (loss) from discontinued operations, net	-	-	-	0.03

Net loss per share	$(0.04)	$(0.05)	$(0.14)	$(0.13)

Weighted average number of common shares outstanding	2,759,076	2,759,178	2,759,079	2,759,223

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(379,753)	$(349,733)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of marketable securities	2,088	(10,034)
Depreciation		3,733
Minority interest in subsidiaries losses	(125,298)	(106,407)
Changes to operating assets and liabilities:
Interest receivable on short-term investments		1,125
Change in accounts receivable	(389)	51,496
Change in prepaid expenses and other current assets	(9,723)	(16,267)
Change in accounts payable and accrued expenses	(53,620)	(30,393)
Change in deferred revenue		(64,817)

Net cash used in operating activities	(566,695)	(521,297)

Cash flows from investing activities:
Sales of marketable securities	7,376	629,031
Sales and maturities of short-term investments		10,089,167
Purchases of marketable securities		(618,997)

Net cash provided by investing activities	7,376	10,099,201

Cash flows from financing activities:
Subsidiary dividends paid to noncontrolling interest shareholders	(982)
Repurchase of common stock	(94)	(254)

Net cash used in financing activities	(1,076)	(254)

Net increase in cash and cash equivalents	(560,395)	9,577,650
Cash and cash equivalents at beginning of period	11,160,148	1,990,753

Cash and cash equivalents at end of period	$10,599,753	$11,568,403

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$2,672	$4,298

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ending September 30, 2010 and 2009
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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 – Business

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at September 30, 2010.

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

NOTE 3 - Securities Owned

Marketable securities owned as of September 30, 2010 and December 31, 2009, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		September 30, 2010		December 31, 2009

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$63,600	$38,400	$46,800	$55,200
All other equity securities	N/A	160	4,649	6,804	7,469

		$63,760	$43,049	$53,604	$62,669

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

NOTE 4 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended September 30, 2010.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  During the nine months ended September 30, 2010, 69 shares were repurchased for approximately $94 while during the nine months ended September 30, 2009 148 shares were repurchased for approximately $254.  As of September 30, 2010, 64,633 shares remained authorized for repurchase under the program.

NOTE 5 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at September 30, 2010 and 2009.

NOTE 6 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three and nine month periods ending September 30, 2010 and 2009, respectively, as no options were earned during these periods.  At September 30, 2010, the Company had no common stock options outstanding.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At September 30, 2010 and December 31, 2009, Kent International had 100,000 and 200,000 common stock options outstanding, respectively.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

NOTE 7 - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at September 30, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 61.58% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $17,815 and $52,707 in the three and nine months ended September 30, 2010, respectively and $15,216 and $50,639 in the three and nine months ended September 30, 2009, respectively.

NOTE 8 – Net Operating Loss Carryforwards

As of December 31, 2009, the Company had approximately $2.8 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $39.7 million of NOL and $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2010 through 2028.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2010 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

As of September 30, 2010, The Academy had distributed its remaining equity and has been dissolved.  The net results of operations in 2010 and 2009 related to The Academy are reported as discontinued operations on the Statements of Operations.  Amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation.

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

Business

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that operates a social networking website and whose wholly owned subsidiary is a licensed securities broker-dealer.  The Company owned approximately 53.44% of Kent International at September 30, 2010.

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

Discontinued Operations

Kent Educational Services, Inc. (“Kent Educational”) is a wholly owned subsidiary of the Company that has a 60% controlling interest in the Academy for Teaching and Leadership Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provided educators various programs designed to improve themselves, their students, and their schools.  Despite ongoing business development activities, The Academy was unable to secure any contracts for services to be rendered during the 2009-2010 school year.  Accordingly, management decided to cease operations of the Academy effective December 31, 2009 and to distribute the majority of the assets in the Academy on December 31 to the shareholders, i.e. Kent Educational (60%) and Dr. Saul Cooperman (40%), save a small reserve for closing and miscellaneous expenses.  The remaining assets were distributed during the quarter ended September 30, 2010 and The Academy was dissolved..

Results of Operations

The Company had a net loss of $113,292 or $.04 basic and diluted loss per share, for the three months ended September 30, 2010 compared to a net loss of $145,687, or $.05 basic and diluted loss per share for the comparable quarter in 2009.  For the nine months ended September 30, 2010, the Company had a net loss of $379,753 or $.14 basic and diluted loss per share, compared to a net loss of $349,733, or $.13 basic and diluted loss per share for the nine months ended September 30, 2009.  The increase in the net loss for the nine months was primarily the result of a decrease in the income from discontinued operations which was partially offset by a decrease in general and administrative expenses. This same decrease in general and administrative expenses was also primarily responsible for the decrease in the net loss for the three months ended September 30, 2010.

Revenue

Interest and dividend revenue decreased to $3,411 for the three months ended September 30, 2010, from $4,478 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, interest revenue decreased to $7,106 from $17,200 for the nine months ended September 30, 2009.  A decrease in the yield on short-term investments and cash equivalents from 0.2% to 0.12% together with reduced cash available for investment were the primary reasons for the decreases.

The Company realized losses on securities transactions of $2,088 for the nine months ended September 30, 2010 as compared to the realized gains on securities transactions of $10,034 for the nine months ended September 30, 2009.  The gains realized in 2009 were reported as a component of discontinued operations.  No gains or losses on securities transactions were recorded during the three month periods ending September 30, 2010 and 2009.

For the three months ended September 30, 2010, other income decreased to $5,475 from $6,915 for the three months ended September 30, 2009.  Other income increased to $22,005 for the nine months ended September 30, 2010, from $20,426 for the nine months ended September 30, 2009, caused primarily by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Expenses

General and administrative expenses were $159,729 in the three months ended September 30, 2010 compared to $202,556 in the three months ended September 30, 2009, a decrease of $42,827 or 21.1%.  For the nine months ended September 30, 2010, general and administrative expenses decreased to $527,758 from $583,625 for the nine months ended September 30, 2009, a decrease of $55,867 or 9.58%.  These decreases were primarily attributable to $39,000 in Kent International’s consulting and due diligence expenses incurred in 2009 related to a proposed acquisition that was terminated prior to closing.  In 2010 we also incurred $9,000 less in consulting expenses related to the licensing of Kent Capital, Inc. and $20,421 less in expenses related to the operation of ChinaUSPals.com.

Liquidity and Capital Resources

At September 30, 2010, the Company had cash and cash equivalents of $10,599,753.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.  Working capital at September 30, 2010 was approximately $10.56 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition or starting an operating business.

Net cash used in operations was $566,695 in the nine months ended September 30, 2010, compared to net cash used in operations of $521,297 in the comparable period of 2009.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of the decrease in income from discontinued operations as described above.

Net cash of $7,376 was provided by investing activities during the nine months ended September 30, 2010 by the sale of marketable securities.  Net cash of $10,099,201 was provided by investing activities during the nine months ended September 30, 2009 by the gain generated by the net purchases and sales of marketable securities of $10,034 and by the sales and maturities of short-term investments of $10,089,167.

$94 was used for financing activities to repurchase 69 shares of common stock in the nine months ending September 30, 2010 while $254 was used for financing activities to repurchase 148 shares of common stock in the nine months ending September 30, 2009.  The Company also used $982 for financing activities during the nine months ended September 30, 2010 for subsidiary dividends paid to noncontrolling interest shareholders as a result of the dissolution of The Academy.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at June 30, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 61.58% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $17,815 and $52,707 in the three and nine months ended September 30, 2010, respectively and $15,216 and $50,639 in the three and nine months ended September 30, 2009, respectively.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

KENT FINANCIAL SERVICES, INC.

Dated: November 12, 2010	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)