Form 10-K
period 2010-12-31
KENT FINANCIAL SERVICES INC
filed 2011-03-18
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
MARK ONE:
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________.

Commission file number 1-7986

KENT FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-1695953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5305 Miramar Lane, Colleyville, Texas	76034
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number   (682) 738-8011

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
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price on the NASDAQ Capital Markets as of June 30, 2010, was approximately $1.442 million.  At February 28, 2011, there were 2,759,074 shares of common stock outstanding.

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

Kent International

Kent International is a publicly traded company (stock symbol “KNTH.PK”) whose wholly owned subsidiary is a licensed securities broker-dealer. It also operates a social networking website.  The Company owned approximately 53.44% of Kent International at December 31, 2010.

Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Its Own Account.  The Company operates the broker dealer in an attempt to generate revenue and earnings.  However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed above.

Kent International’s may also serve as a vehicle for the acquisition of another company (a ‘‘target business’’).  Kent International intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We shall not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that Kent International effects a business combination with an entity in an industry characterized by a high level of risk, it will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we shall properly ascertain or assess all significant risk factors.

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

Kent International faces the risk that the website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  Membership growth dramatically declined at the end of 2009 and remained relatively flat in 2010.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

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

Risk Factors Related to Kent International

Kent International’s business operations produce losses

Kent International had very limited business operations during 2010 and 2009, and the Company had net losses of $359,041 and $474,618 in 2010 and 2009, respectively.  At December 31, 2010, the accumulated deficit was $89,833,067.  Kent International initiated its broker-dealer operations at the end of 2009; however, the Company does not expect that its securities broker-dealer or its business development activity will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these activities will produce losses until such time as meaningful revenues are achieved.

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

Kent International will endeavor to structure a business combination so as to achieve the most favorable tax treatment to it and to the target business and the stockholders of both companies.  Kent International cannot assure you; however, that the Internal Revenue Service or appropriate state tax authorities will agree with the Company’s tax treatment of the business combination.

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

In our search for an appropriate combination partner, we will have to compete with other entities with more experience and greater resources; after a successful business combination we shall have to face the competitors of the operating company we combine with.

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

Employees

As of February 28, 2011, the Company and its subsidiaries had two full-time employees.

Item 2.	PROPERTIES

None

Item 3.	LEGAL PROCEEDINGS

None

Item 4.	-RESERVED

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders of Record

As of February 28, 2011, the Company had 1,252 stockholders of record of its common stock.  The closing price of the common stock was $1.28 on February 28, 2011.

Market Information

The Company's common stock trades on the NASDAQ Capital Market under the symbol "KENT".  The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated as reported by NASDAQ for the periods indicated.

	High	Low
Calendar Quarter:

2010

First Quarter	$1.42	$1.26
Second Quarter	1.65	1.49
Third Quarter	1.49	1.21
Fourth Quarter	2.43	1.27

2009

First Quarter	$1.96	$1.81
Second Quarter	1.93	1.33
Third Quarter	2.10	1.21
Fourth Quarter	2.43	1.27

Dividends

The Company did not declare or pay any dividends in 2010 or 2009.

Equity Compensation Plan Information

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the years ended December 31, 2010 or 2009 as no options were earned during these periods.  At December 31, 2010, the Company had no common stock options outstanding.

The following table provides a summary of the securities authorized for issuance under equity compensation plans, the weighted average price and number of securities remaining available for issuance, at December 31, 2010.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

2005 Stock Option Plan	N/A	N/A	400,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	N/A	N/A	400,000
Repurchase Plans

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	-		-	64,771
November 1, 2010 - November 30, 2010	-		-	64,771
December 1, 2010 - December 31, 2010	2	$-	2	64,769
Total	2	$-	2	64,769

(1)	In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. This plan has no expiration date.

Item 6.	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) whose wholly owned subsidiary is a licensed securities broker-dealer and that operates a social networking website.  The Company owned approximately 53.44% of Kent International at December 31, 2010.

Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for its Own Account.  The Company operates the broker dealer in an attempt to generate revenue and earnings.  However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed above.

Kent International may also serve as a vehicle for the acquisition of another company (a ‘‘target business’’).  Kent International intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we shall engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that Kent International effects a business combination with an entity in an industry characterized by a high level of risk, it will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we shall endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Kent International faces the risk that the website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  Membership growth dramatically declined at the end of 2009 and remained relatively flat in 2010.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Discontinued Operations

Kent Educational Services, Inc. (“Kent Educational”) was a wholly owned subsidiary of the Company that had a 60% controlling interest in the Academy for Teaching and Leadership Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provided educators various programs designed to improve themselves, their students, and their schools.  Despite ongoing business development activities, The Academy was unable to secure any contracts for services to be rendered during the 2009-2010 school year.  Accordingly, management decided to cease operations of the Academy effective December 31, 2009.  Kent Educational and The Academy were dissolved in the State of Delaware on September 20, 2010.

Results of Operations

The Company had a consolidated net loss of $502,604, ($.18 basic and fully diluted loss per share) in 2010, compared to a consolidated net loss of $530,593 ($.19 basic and fully diluted loss per share) in 2008.  The decrease in the net loss was mainly the result of decreased expenses incurred by the Company’s subsidiaries (discussed in greater detail below) offset by decreased income from discontinued operations.

Revenues

Interest income was $10,100 and $18,996 in 2010 and 2009, respectively, a decrease of $8,896.  The decrease was primarily caused by dramatically lower yields on invested balances and, to a lesser extent, a decrease in amounts available for investment.

Net unrealized gains on available for sale securities were $39,329, and realized losses were $2,088 for the year ended December 31, 2010 as compared to net unrealized losses on available for sale securities of $16,845, and no realized gains or losses for the year ended December 31, 2009.  Since marketable securities are classified as available for sale securities, unrealized losses during the years ended December 31, 2010 and 2009 were recorded as an adjustment to accumulated other comprehensive income in stockholder’s equity.

For the year ended December 31, 2010, other income increased to $29,203 from $26,637 for the comparable period in 2009, caused by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Expenses

General and administrative expenses decreased to $699,007 for the year ended December 31, 2010 from $836,572 for 2009.  Significant decreases included $95,051 for consulting and legal fees paid by Kent International in 2009 for due diligence on a proposed acquisition that was terminated prior to closing.  These expenses did not recur in 2010.  Other material expense decreases during 2010, occurring in subsidiaries of Kent International, were $6,000 in consulting expenses related to the licensing and operation of Kent Capital, Inc. and $22,952 related to the operation of ChinaUSPals.com.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of $10,514,981.  Cash and cash equivalents consist of cash held in banks and brokerage firms, or U.S. treasury bills with original maturities of three months.  Working capital at December 31, 2010 was approximately $10.42 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of or starting an operating business.

Net cash used in operations was $726,467 for the year ended December 31, 2010, compared to net cash used in operations of $806,552 in 2009.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was generally the result of the decrease in expenses as discussed above.

$82,376 was provided by investing activities in 2010 by the gross sales of marketable securities of $7,376 and the receipt of $75,000 as a non-dividend distribution.  $10,099,201 was provided by investing activities during the year ended December 31, 2009 by the sales and maturities of short-term investments of $10,089,167 and the net sales of marketable securities of $10,034.  The proceeds from the maturities of six-month U.S. treasury bills during 2009 were primarily reinvested in U.S treasury bills with original maturities of three months, effectively transferring the categorization from short term investments to cash equivalents for reporting purposes.

The Company used $982 and $123,000 for financing activities for the years ended December 31, 2010 and 2009, respectively, for subsidiary dividends paid to noncontrolling interest shareholders as a result of the discontinuation of operations at The Academy.  The Company also used $94 for financing activities for 2010 to repurchase 71 shares of common stock compared to the $254 used in 2009 to repurchase 148 shares of common stock.

Other Disclosures – Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 62.22% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $74,358 and $70,647 in the years ended December 31, 2010 and 2009, respectively.

Other Disclosures – Subsequent Events

On February 22, 2011, Kent International entered into a non-binding letter of intent to purchase a single tenant commercial office building for $4,325,000.  The building is under lease to the General Services Administration (GSA) and is located in Dallas, Texas.  The acquisition, subject to due diligence and formal binding agreement, is currently scheduled to close at the end of March 2011.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  In our preparation of the financial statements for 2010, there were no estimates made which were (a) subject to a high degree of uncertainty or (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2010.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herein are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Other Comprehensive Income for the Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
and Stockholders of
Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Kent Financial Services, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accepted accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.
Hackensack, New Jersey
March 14, 2011

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,
ASSETS	2010	2009

Current Assets:
Cash and cash equivalents	$10,514,981	$11,156,027
Short-term investments
Marketable securities	8,469	53,604
Accounts receivable	6,325	5,086
Prepaid expenses and other current assets	15,789	13,318
Assets of discontinued operations
Cash and cash equivalents		4,121
Other assets		219

Total current assets	10,545,564	11,232,375

Other assets	16,000	16,000

Total assets	$10,561,564	$11,248,375

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$126,460	$184,658
Liabilities of discontinued operations		758

Total current liabilities	126,460	185,416

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	846,460	905,416

EQUITY

Kent Financial Services shareholders' equity:
Preferred stock without par value;500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value;8,000,000 shares authorized;2,759,074 and 2,759,145 shares issued and outstanding	275,908	275,915
Additional paid-in capital	12,344,622	12,344,709
Accumulated deficit	(7,326,604)	(6,824,000)
Accumulated other comprehensive loss	(23,340)	(62,669)

Total Kent Financial Services shareholders' equity	5,270,586	5,733,955

Noncontrolling interest in subsidiaries	4,444,518	4,609,004

Total equity	9,715,104	10,342,959

Total liabilities and stockholders' equity	$10,561,564	$11,248,375

 See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009
Revenues:
Interest and dividend revenue	$10,100	$18,996
Investing losses	(2,088)
Other income	29,203	26,637

Total revenues	37,215	45,633

Expenses:
General and administrative	699,007	836,572

Loss from continuing operations before income taxes	(661,792)	(790,939)
Provision for income tax expense	(2,131)	(2,138)

Loss from continuing operations	(663,923)	(793,077)

Discontinued operations (Note 10):
Income (loss) from discontinued operations before income taxes	(1,644)	47,862
Income tax expense	(541)	(2,549)

Income (loss) from discontinued operations	(2,185)	45,313

Net loss	(666,108)	(747,764)

Add: net loss attributable to noncontrolling interest	163,504	217,171

Net loss attributable to Kent Financial Services shareholders'	(502,604)	(530,593)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	39,329	(16,845)

Comprehensive loss	$(463,275)	$(547,438)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.18)	$(0.21)
Income from discontinued operations, net	-	0.02

Net loss per share	$(0.18)	$(0.19)

Weighted average number of common shares outstanding	2,759,078	2,759,204

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(502,604)	$(530,593)
Adjustments to reconcile net loss to net cash used in operating activities, including discontinued operations:
Depreciation		4,977
Loss (gain) on sale of marketable securities	2,088	(10,034)
Minority interest in subsidiaries losses	(163,504)	(217,171)
Changes to operating assets and liabilities:
Interest receivable on short-term investments		1,125
Change in accounts receivable and other current assets	(3,491)	50,591
Change in other assets		1,451
Change in accounts payable and accrued expenses	(58,956)	(42,081)
Change in deferred revenue		(64,817)

Net cash used in operating activities	(726,467)	(806,552)

Cash flows from investing activities:
Sales of marketable securities	7,376	629,031
Purchases of marketable securities		(618,997)
Maturity and sales of short-term investments		10,089,167
Non-dividend distributions	75,000

Net cash provided by investing activities	82,376	10,099,201

Cash flows from financing activities:
Subsidiary dividends paid to noncontrolling interest shareholders	(982)	(123,000)
Repurchase of common stock	(94)	(254)

Net cash used in financing activities	(1,076)	(123,254)

Net increase (decrease) in cash and cash equivalents	(645,167)	9,169,395
Cash and cash equivalents at beginning of period	11,160,148	1,990,753

Cash and cash equivalents at end of period	$10,514,981	$11,160,148

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$2,672	$4,687

Noncash financing activities:
Subsidiary dividend of property and equipment at book value to noncontrolling interest shareholders	$-	$16,641

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated	Total Kent
			Additional		Other	Financial Services	Noncontrolling
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders'	Interest in
	Shares	Amount	Capital	Deficit	Income	Equity	Subsidiaries

Balance December 31, 2008	2,759,293	$275,929	$12,344,949	$(6,293,407)	$(45,824)	$6,281,647	$4,965,816

Repurchase of common stock	(148)	(14)	(240)			(254)

Unrealized loss on available for sale securities					(16,845)	(16,845)

Subsidiary dividends							(139,641)

Net loss				(530,593)		(530,593)	(217,171)

Balance December 31, 2009	2,759,145	275,915	12,344,709	(6,824,000)	(62,669)	5,733,955	4,609,004

Repurchase of common stock	(71)	(7)	(87)			(94)

Unrealized gain on available for sale securities					39,329	39,329

Subsidiary dividends							(982)

Net loss				(502,604)		(502,604)	(163,504)

Balance December 31, 2010	2,759,074	$275,908	$12,344,622	$(7,326,604)	$(23,340)	$5,270,586	$4,444,518

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the “Company” or “Kent”) and the consolidated accounts of Kent’s majority owned subsidiary, Kent International Holdings, Inc., (“Kent International”).  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Revenue Recognition

Revenue consists primarily of interest revenue on invested balances.  Interest revenue is recognized on an accrual basis.

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.  There were no common stock options outstanding for either of the years ended December 31, 2010 and 2009; thus, there was no dilutive effect for either year.

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

NOTE 2 – BUSINESS

The Company's business is comprised of the management of Kent International Holdings, Inc. (“Kent International”).  Kent International is a publicly traded company (stock symbol “KNTH.PK”) whose wholly owned subsidiary is a licensed securities broker-dealer and that operates a social networking website.  The Company owned approximately 53.44% of Kent International at December 31, 2010.

Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Its Account.  The Company operates the broker dealer in an attempt to generate revenue and earnings.  However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed above.

Kent International may also serve as a vehicle for the acquisition of another company (a ‘‘target business’’).  Kent International intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that Kent International effects a business combination with an entity in an industry characterized by a high level of risk, it will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Kent International faces the risk that the website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  Membership growth dramatically declined at the end of 2009 and remained relatively flat in 2010.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Note 3 – MARKETABLE SECURITIES

Marketable securities owned as of December 31, 2010 and 2009, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		December 31, 2010		December 31, 2009

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.35%	$8,400	$18,600	$46,800	$55,200
All other equity securities	N/A	69	4,740	6,804	7,469

		$8,469	$23,340	$53,604	$62,669

Kent received $75,000 as a non-dividend distribution in 2010 from GolfRounds.com, Inc.  We recorded the receipt of the distribution as a return of capital.

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

NOTE 4 – PROPERTY, PLANT & EQUIPMENT

The Company and its subsidiaries did not own any equipment or vehicles at December 31, 2010.  During 2009, office equipment was disposed of and a vehicle was distributed by a subsidiary at net book value as a return of capital to a non-controlling interest shareholder (see Note 10 for more details on the distribution).

NOTE 5 – KENT INTERNATIONAL HOLDINGS, INC.

At December 31, 2010, the Company owned 1,900,000 shares or 53.44% of Kent International’s issued shares.  As a result of the implementation of Accounting Standards Codification 810-10-45 on January 1, 2009, any future repurchases of common stock by Kent International will be recorded as an equity transaction against additional paid in capital.

Kent International Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At December 31, 2010, Kent International had 100,000 common stock options outstanding.

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

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2010.

A summary of the status of Kent International’s 1986 Plan as of December 31, 2010 and 2009 and changes during the years ended on those dates is presented below:

	2010			2009
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	200,000	$3.35	$3.20-$3.50	200,000	$3.35	$3.20-$3.50

Expired	(100,000)	$3.50

Options outstanding at the end of the year	100,000	$3.20	$3.20	200,000	$3.35	$3.20-$3.50

Options exercisable at the end of the year	40,000	$3.20	$3.20	120,000	$3.45	$3.20-$3.50

For all Kent International options outstanding and exercisable at December 31, 2010, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.20	100,000	7.36	$3.20	40,000	7.36	$3.20

NOTE 6 - INCOME TAXES

Income tax expense was made up entirely of income taxes due to the States of New Jersey and North Carolina in 2010 and 2009.  As a result, the income tax expense for the years ended December 31, 2010 and 2009 is different from the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate of 35%.  The reasons for this difference and the related tax effect are as follows:

	2010	2009

Loss before income taxes	$(505,276)	$(525,906)
Statutory federal income tax rate	35%	35%

Expected income tax benefit	(176,847)	(184,067)
Increase in valuation allowance	176,847	184,067
State income tax expense	2,672	4,687

Provision for income tax	$2,672	$4,687

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2010 are as follows:

	Company	Kent International	Total

Net operating loss carryforwards	$2,970,752	$26,541,941	$29,512,693
Post employment benefit obligations	720,000		720,000
Stock based compensation deductions	(35,488)	(23,433)	(58,921)

	3,655,264	26,518,508	30,173,772
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,279,342	9,281,478	10,560,820
Research and development and other credits		290,203	290,203

	1,279,342	9,571,681	10,851,023
Valuation Allowance	(1,279,342)	(9,571,681)	(10,851,023)

Net deferred tax asset December 31, 2010	$-	$-	$-

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2009 were as follows:
	Company	Kent International	Total

Net operating loss carryforwards	$2,848,565	$39,717,842	$42,566,407
Post employment benefit obligations	720,000		720,000
Stock based compensation deductions	(35,488)	(14,646)	(50,134)

	3,533,077	39,703,196	43,236,273
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,236,577	13,896,119	15,132,696
Research and development and other credits		1,246,044	1,246,044

	1,236,577	15,142,163	16,378,740
Valuation Allowance	(1,236,577)	(15,142,163)	(16,378,740)

Net deferred tax asset December 31, 2009	$-	$-	$-

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Based upon Kent International’s and the Company’s operating history, which includes continuous operating losses (excluding extraordinary gains) in each of the last five years and the Company’s assessment of Kent International’s and the Company’s ability to achieve future taxable income, a 100% valuation allowance has been established for Kent International’s and the Company’s deferred tax assets.  Approximately $13.1 million in NOLs and $956k in tax credits expired at the end of 2010 and the remaining NOLs and tax credit carryforwards expire in various years from 2011 through 2025 as shown on the following table:

	Carryover
Expiration Year	Company	Kent International

2011	$-	$6,118,591
2012	73,420	5,401,648
2013	302,762	11,454,165
2014	119,550	-
2015	185,581	-
2016-2025	2,289,439	3,567,537

Total	$2,970,752	$26,541,941

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

The Company has accrued approximately $720,000 as of December 31, 2010 and 2009, for post-employment benefits related to Mr. Koether’s contract.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock without par value, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2010.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. As of December 31, 2010, 135,300 shares under this plan had been repurchased, canceled and returned to the status of authorized but unissued shares.

Stock Options

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the years ending December 31, 2010 and 2009, respectively, as no options were earned during these periods.  At December 31, 2010 and 2009, the Company had no common stock options outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 62.22% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $74,358 and $70,647 in the years ended December 31, 2010 and 2009, respectively.

NOTE 10 – DISCONTINUED OPERATIONS

Kent Educational was a wholly owned subsidiary of the Company that had a 60% controlling interest in The Academy.  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provided educators various programs designed to improve themselves, their students, and their schools.  Despite ongoing business development activities, The Academy was unable to secure any contracts for services to be rendered during the 2009-2010 school year.  Accordingly, management decided to cease operations of the Academy effective December 31, 2009.  Kent Educational and The Academy were dissolved by the State of Delaware on September 20, 2010.  The net results of operations in 2010 and 2009 related to The Academy are reported as discontinued operations on the Statements of Operations.

NOTE 11 - SUBSEQUENT EVENTS

On February 22, 2011, Kent International entered into a non-binding letter of intent to purchase a single tenant commercial office building for $4,325,000.  The building is under lease to the General Services Administration (GSA) and is located in Dallas, Texas.  The acquisition, subject to due diligence and formal binding agreement, is currently scheduled to close at the end of March 2011.

Subsequent events were evaluated as of the day the financial statements were issued.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The current members of the Board of Directors were elected at the 2009 Annual Meeting and will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company are as follows:

Name	Age	Position Held

Paul O. Koether	74	Chairman, Chief Executive Officer and Director

William Mahomes, Jr.	64	Director

Casey K. Tjang	72	Director

James L. Bicksler	73	Director

Bryan P. Healey	40	Chief Financial Officer and Director

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2010.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office: 5305 Miramar Lane, Colleyville, Texas 76034, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2010, 2009 and 2008, for those persons who were, at December 31, 2010, 2009 and 2008, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards		All Other Compensation (2)		Total

Paul O. Koether	2010	$240,000				$8,750	(3)	$248,750
Chief Executive Officer and	2009	240,000				14,400	(3)	254,400
Chairman of the Board	2008	240,000				44,604	(3)	240,000

Bryan P. Healey	2010	156,000						156,000
Chief Financial Officer,	2009	156,000						156,000
Principal Financial and	2008	156,000	$10,000	$43,935	(4)			209,935
Accounting Officer

(1)	The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

(2)
Omitted from this table are amounts paid for group life, health and hospitalization insurance provided to the Named Officers.  These benefits do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees.

(3)
Amounts include $35,471 accrued in 2008 for post-employment benefit obligations including change in control and death benefit provisions pursuant to Mr. Koether’s employment contract.  All Other Compensation also includes $8,750, $14,400, and $9,133 paid in 2010, 2009, and 2008, respectively, to lease an automobile used for business purposes.

(4)	Represents stock-based compensation expense imputed to Mr. Healey by Kent International in 2008.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at December 31, 2010.

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.  During 2010, the Company paid directors' fees in the aggregate amount of $38,800.  The table below includes information about compensation paid to our non-employee directors:

Name	Fees Earned or Paid in Cash	Total

William Mahomes, Jr.	$13,000	$13,000

Casey K. Tjang	12,800	12,800

James. L. Bicksler	13,000	13,000

	$38,800	$38,800

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

The following table provides information with respect to the Company's common stock beneficially owned as of February 28, 2011 by each director and executive officer of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Paul O. Koether 6808 Mystic Woods Lane Colleyville, TX 76034	1,716,595	(2)	62.22%

William Mahomes, Jr. 900 Jackson Street Suite 540 Dallas, TX 75202	-		-

Casey K. Tjang 93 Kempshall Terrace Fanwood, NJ 07023	-		-

James L. Bicksler 96 Inwood Avenue Upper Montclair, NJ 07043	-		-

Jennifer S. Healey c/o 5305 Miramar Lane Colleyville, TX 76034	809,444	(3)	29.65%

Bryan P. Healey c/o 5305 Miramar Lane Colleyville, TX 76034	830,960	(4)	30.12%

Marital Trust u/w/o Natalie I. Koether 6808 Mystic Woods Lane Colleyville, TX 76034	511,913		18.55%

All Directors and Executive Officers as a Group (6 persons)	1,797,555		65.15%

(1)
The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in other footnotes below.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days for all directors and executive officers as a group.

(2)
Includes 131,810 shares held in Mr. Koether’s IRA and 511,913 shares beneficially owned by the Marital Trust u/w/o Natalie I. Koether.  As trustee, Mr. Koether may be deemed to own these shares beneficially.  Also includes 750,000 shares owned by Mrs. Healey that Paul O. Koether has been granted sole voting power over as proxy agent.

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

Stock Option and Stock Appreciation Rights; Grants and Exercises

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent.  The Board of Directors also approved the 2005 Stock Option Plan.  Under the 2005 Stock Option Plan, a total of 400,000 shares of Common Stock were available for issuance to key employees, including officers of the Company or any of its subsidiaries.  At December 31, 2010, the Company had no common stock options outstanding.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at December 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 62.22% of the Company’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International and the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $74,358 and $70,647 in the years ended December 31, 2010 and 2009, respectively.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ Stock Market:  William Mahomes, Jr., Casey K. Tjang and James L. Bicksler.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Principal Accountant for 2010 and 2009 was Paritz and Company, P.A. (“Paritz”).

Year ended December 31, 2010
Audit Fees:  The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 are $21,500.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2010 were $6,000.

Audit Related Fees: No audit related fees were billed to the Company by Paritz in 2010.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2010 were $2,800.

All Other Fees: There were no other fees billed to the Company by Paritz during 2010.

The hours expended on Paritz’ engagement to audit the Company’s financial statements for 2010 that were attributed to work performed by persons other than full-time permanent employees of Paritz was not greater than 50% of the total hours expended.

Year ended December 31, 2009

Audit Fees:  The aggregate fees, including expenses, billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009 were $21,500.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2009 were $6,000.

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

KENT FINANCIAL SERVICES, INC.

Dated: March 18, 2011	BY	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 18, 2011	/s/ Paul O. Koether
Paul O. Koether
Chairman of the Board and Director (Principal Executive Officer)

Dated: March 18, 2011	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Secretary and Director Principal Financial and Accounting Officer)

Dated: March 18, 2011	/s/ William Mahomes, Jr.
William Mahomes, Jr.
Director

Dated: March 18, 2011	/s/ Casey K. Tjang
Casey K. Tjang
Director

Dated: March 18, 2011	/s/ James L. Bicksler
James L. Bicksler
Director