Form 10-K/A
period 2010-12-31
KENT FINANCIAL SERVICES INC
filed 2011-07-01
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Common Stock, par value $.10 per share

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X      No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes _____     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ___   Accelerated filer ___    Non-accelerated filer ___    Smaller reporting company   X

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

Amendment No. 1

This amendment is being filed in order to include an additional exhibit related to the Financial Statements of Real Estate Operations Acquired by a subsidiary (Kent International Holdings, Inc.).

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
Calendar Quarter:
	High	Low
2010

First Quarter	$1.42	$1.26
Second Quarter	1.65	1.49
Third Quarter	1.49	1.21
Fourth Quarter	2.43	1.27

2009

First Quarter	$1.96	$1.81
Second Quarter	1.93	1.33
Third Quarter	2.10	1.21
Fourth Quarter	2.43	1.27

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

2005 Stock Option Plan	N/A	N/A	400,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	N/A	N/A	400,000

Repurchase Plans

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	-		-	64,771
November 1, 2010 - November 30, 2010	-		-	64,771
December 1, 2010 - December 31, 2010	2	$-	2	64,769
Total	2	$-	2	64,769

(1)	In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. This plan has no expiration date.

Item 6.	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Paritz & Company, P.A.

Hackensack, New Jersey
March 14, 2011

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,
ASSETS	2010	2009

Current Assets:
Cash and cash equivalents	$10,514,981	$11,156,027
Short-term investments
Marketable securities	8,469	53,604
Accounts receivable	6,325	5,086
Prepaid expenses and other current assets	15,789	13,318
Assets of discontinued operations
Cash and cash equivalents		4,121
Other assets		219

Total current assets	10,545,564	11,232,375

Other assets	16,000	16,000

Total assets	$10,561,564	$11,248,375

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$126,460	$184,658
Liabilities of discontinued operations		758

Total current liabilities	126,460	185,416

Noncurrent liabilities:
Accrued post employment obligations	720,000	720,000

Total liabilities	846,460	905,416

EQUITY

Kent Financial Services shareholders' equity:
Preferred stock without par value;
500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value;
8,000,000 shares authorized;
2,759,074 and 2,759,145 shares issued and outstanding	275,908	275,915
Additional paid-in capital	12,344,622	12,344,709
Accumulated deficit	(7,326,604)	(6,824,000)
Accumulated other comprehensive loss	(23,340)	(62,669)

Total Kent Financial Services shareholders' equity	5,270,586	5,733,955

Noncontrolling interest in subsidiaries	4,444,518	4,609,004

Total equity	9,715,104	10,342,959

Total liabilities and stockholders' equity	$10,561,564	$11,248,375

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

	2010	2009

Loss before income taxes	$(505,276)	$(525,906)
Statutory federal income tax rate	35%	35%

Expected income tax benefit	(176,847)	(184,067)
Increase in valuation allowance	176,847	184,067
State income tax expense	2,672	4,687

Provision for income tax	$2,672	$4,687

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2010 are as follows:

		Kent
	Company	International	Total

Net operating loss carryforwards	$2,970,752	$26,541,941	$29,512,693
Post employment benefit obligations	720,000		720,000
Stock based compensation deductions	(35,488)	(23,433)	(58,921)

	3,655,264	26,518,508	30,173,772
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,279,342	9,281,478	10,560,820
Research and development and other credits		290,203	290,203

	1,279,342	9,571,681	10,851,023
Valuation Allowance	(1,279,342)	(9,571,681)	(10,851,023)

Net deferred tax asset December 31, 2010	$-	$-	$-

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2009 were as follows:

		Kent
	Company	International	Total

Net operating loss carryforwards	$2,848,565	$39,717,842	$42,566,407
Post employment benefit obligations	720,000		720,000
Stock based compensation deductions	(35,488)	(14,646)	(50,134)

	3,533,077	39,703,196	43,236,273
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,236,577	13,896,119	15,132,696
Research and development and other credits		1,246,044	1,246,044

	1,236,577	15,142,163	16,378,740
Valuation Allowance	(1,236,577)	(15,142,163)	(16,378,740)

Net deferred tax asset December 31, 2009	$-	$-	$-

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

	Amount and Nature
Name and Address	of Beneficial		Percent of
of Beneficial Owner
Paul O. Koether	1,716,595	(2)	62.22%
6808 Mystic Woods Lane
Colleyville, TX 76034

William Mahomes, Jr.	-		-
900 Jackson Street
Suite 540
Dallas, TX 75202

Casey K. Tjang	-		-
93 Kempshall Terrace
Fanwood, NJ 07023

James L. Bicksler	-		-
96 Inwood Avenue
Upper Montclair, NJ 07043

Jennifer S. Healey	809,444	(3)	29.65%
c/o 5305 Miramar Lane
Colleyville, TX 76034

Bryan P. Healey	830,960	(4)	30.12%
c/o 5305 Miramar Lane
Colleyville, TX 76034

Marital Trust u/w/o	511,913		18.55%
Natalie I. Koether
6808 Mystic Woods Lane
Colleyville, TX 76034

All Directors and Executive	1,797,555		65.15%
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

Item 15. EXHIBITS

The following exhibits are filed as part of this report:

(a) Exhibits

3.1	Articles of Incorporation of Kent Financial Services, Inc. (1)

3.2	Bylaws of Kent Financial Services, Inc. (1)

9	Irrevocable proxy agreement between Jennifer S. Healey and Paul O. Koether. (2)

10.1	Employment Agreement, dated May 12, 2008 by and between Kent Financial Services, Inc. and Paul O. Koether. (3)**

10.2	Employment Agreement, dated May 15, 2006 by and between Kent Financial Services, Inc. and Bryan P. Healey. (4)**

10.3	Kent Financial Services 2005 Stock Option Plan, Form of Incentive Stock Option and Form of Non-Qualified Stock Option. (5)

21	Subsidiaries*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Financial Statements of Real Estate Operations Acquired*

___________________
*      Filed herewith.
**      Compensatory Plan

(1)	Filed as an exhibit to the Company’s Form 8-K filed on December 20, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed on March 2, 2009, and incorporated herein by reference.
(3)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the period ended June 30, 2008.
(4)	Filed as an exhibit to the Company’s Form 8-K filed on May 1, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed on December 2, 2005, and incorporated herein by reference.

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