Form 10-Q
period 2011-06-30
KENT FINANCIAL SERVICES INC
filed 2011-08-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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
Yes    X      No  _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes    X      No  _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer  Accelerated filer  Non-accelerated filer  Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __  No   X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of July 29, 2011, the issuer had 2,759,074 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2011
Table of Contents

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1a. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Reserved	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	19

PART I   -    FINANCIAL INFORMATION
Item 1.  -         Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and cash equivalents	$5,524,117	$10,514,981
Marketable securities	7,727	8,469
Accounts receivable	70,247	6,325
Mortgage loan receivable	321,290
Prepaid expenses and other current assets	26,708	15,789
Real estate assets:
Land	1,280,000
Building and improvements (net of accumulated depreciation
of $36,538 and $0	1,623,141
Intangible assets (net of accumulated amortization of $76,372 and $0)	2,078,124
Other assets	16,000	16,000

Total assets	$10,947,354	$10,561,564

LIABILITIES

Accounts payable and accrued expenses	$175,012	$126,460
Below market lease value acquired (net of accumulated
amortization of $17,725 and $0)	751,450
Accrued post employment obligations	763,200	720,000

Total liabilities	1,689,662	846,460

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value;
500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value;
8,000,000 shares authorized;
2,759,074 shares issued and outstanding	275,908	275,908
Additional paid-in capital	12,344,622	12,344,622
Accumulated deficit	(7,669,984)	(7,326,604)
Accumulated other comprehensive loss	(24,082)	(23,340)

Total Kent Financial Services shareholders' equity	4,926,464	5,270,586

Noncontrolling interest in subsidiaries	4,331,228	4,444,518

Total equity	9,257,692	9,715,104

Total liabilities and equity	$10,947,354	$10,561,564

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental Income	$202,586		$224,150
Tenant reimbursement	2,157		2,646
Interest on mortgage loan	5,890		5,890
Other income	9,476	$11,655	17,108	$16,530

Total revenues	220,109	11,655	249,794	16,530

Expenses:
Operating and maintenance expenses	63,684		67,294
Property taxes and insurance	18,917		20,837
General and administrative	280,686	163,418	508,924	368,029
Depreciation and amortization	101,731		112,910

Total expenses	465,018	163,418	709,965	368,029

Loss from continuing operations	(244,909)	(151,763)	(460,171)	(351,499)

Other income (expense)
Interest and dividend revenue	784	2,836	3,899	3,695
Investing gains (losses)				(2,088)

Loss before discontinued operations and income taxes	(244,125)	(148,927)	(456,272)	(349,892)

Discontinued operations:
Loss from discontinued operations net of taxes		(6)		(1,431)

Loss before income taxes	(244,125)	(148,933)	(456,272)	(351,323)
Provision for income tax expense		(319)	(398)	(2,131)

Net loss	(244,125)	(149,252)	(456,670)	(353,454)

Add: net loss attributable to noncontrolling interest	55,412	38,538	113,290	86,993

Net loss attributable to Kent Financial Services shareholders'	(188,713)	(110,714)	(343,380)	(266,461)

Other comprehensive income (loss):
Unrealized loss on available for sale securities	(3,313)	(2,400)	(742)	(4,421)

Comprehensive loss	$(192,026)	$(113,114)	$(344,122)	$(270,882)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.12)	$(0.10)
Income from discontinued operations, net	-	-	-	-

Net loss per share	$(0.07)	$(0.04)	$(0.12)	$(0.10)

Weighted average number of common shares outstanding	2,759,074	2,759,076	2,759,074	2,759,081

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(343,380)	$(266,461)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on sale of marketable securities		2,088
Depreciation and amorization	112,910
Amortization of below market rate lease	(17,725)
Minority interest in subsidiaries losses	(113,290)	(86,993)
Changes to operating assets and liabilities:
Change in accounts receivable	(63,922)	(172)
Change in prepaid expenses and other current assets	(10,919)	(21,263)
Change in accounts payable and accrued expenses	91,752	(40,858)

Net cash used in operating activities	(344,574)	(413,659)

Cash flows from investing activities:
Sales of marketable securities		7,376
Acquisition of land, buildings and improvements including
intangible assets, and net of below market leases acquired	(4,325,000)
Mortgage loan made	(321,290)

Net cash (used in) provided by investing activities	(4,646,290)	7,376

Cash flows from financing activities:
Repurchase of common stock		(94)

Net cash used in financing activities	-	(94)

Net increase in cash and cash equivalents	(4,990,864)	(406,377)
Cash and cash equivalents at beginning of period	10,514,981	11,160,148

Cash and cash equivalents at end of period	$5,524,117	$10,753,771

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$398	$3,197

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2011 classifications.  These reclassifications did not have any impact on the related financial statement line items and had no effect on previously reported operating results.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the “Company”, “Kent”, “we” or “our”) and the consolidated accounts of Kent’s majority owned subsidiary, Kent International Holdings, Inc., (“Kent International”).  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

NOTE 3 – Business

The Company's business is comprised of the management of Kent International.  Kent International is a publicly traded company (stock symbol “KNTH.PK”).  The Company owned approximately 53.44% of Kent International at June 30, 2011.

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

In 2009 Kent International’s subsidiary, Kent Capital, Inc., registered with the Financial Industry Regulatory Authority (FINRA), as a securities broker-dealer.  Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.

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

Mortgages Loan Receivable

The fair value of the Kent International’s Mortgage loan receivable is governed by FASB ASC Topic 820, Fair Value Measurements and Disclosures. As the loan is short term and the value of the underlying asset is believed to exceed the value of the loan, the loan is reported at cost.

Revenue Recognition

Rental income is recognized when earned.  As our lease with the General Services Administration provides for the payment of monthly rental in arrears, a receivable is recorded at the end of each month for the previous month’s rent.  Any above or below market leases acquired are amortized over the lease lives and recorded as an increase or decrease to rental revenue.

Interest on mortgage loans income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible.

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

NOTE 5 - Securities Owned

Marketable securities owned as of June 30, 2011 and December 31, 2010, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		June 30, 2011		December 31, 2010

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.20%	$7,200	$19,800	$8,400	$18,600
All other equity securities	N/A	527	4,282	69	4,740

		$7,727	$24,082	$8,469	$23,340

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

NOTE 6 – Mortgage Loans Receivable

On April 25, 2011 Kent International provided a $321,290 first mortgage loan to an unaffiliated private real estate developer for the purchase of a foreclosed residential property in Southlake, Texas.  The real estate note is for a maximum term of twenty-six (26) months and is structured as an interest only, participating mortgage.  The stated interest rate is ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.  Kent International is also entitled to 20% of any profits realized from the sale of the property.

NOTE 7 – Real Estate and Related Assets

Net property, plant and equipment together with real estate related intangible assets and liabilities as of June 30, 2011 consisted of:

	Cost	Useful Life	Accumulated Depreciation / Amortization	Net Book Value

Land	$1,280,000			$1,280,000
Buildings	1,130,292	20	$15,628	1,114,664
Improvements	529,387	7	20,910	508,477

Subtotal Property Plant and Equipment	2,939,679		36,538	2,903,141

Real Estate Related Intangible Assets:
Leases in place value	1,624,052	7	64,149	1,559,903
Unamortized tenant improvement allowances	530,444	12	12,223	518,221

	2,154,496		76,372	2,078,124

	$5,094,175		$112,910	$4,981,265

Below market lease value acquired	$(769,175)	12	$(17,725)	$(751,450)

Depreciation and amortization expense was $101,731 for the quarter ended June 30, 2011.  $15,970 in capitalized below market rents were amortized as an increase to rental income during the quarter ended June 30, 2011.

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

NOTE 8 – Accrued Post-Employment Obligations

The Company’s estimate of post-employment obligations was increased by $43,200 during the quarter ended June 30, 2011 as a result of the amendments to the employment contracts with Paul O. Koether as Chairman and Bryan P. Healey as President and Chief Financial Officer.  The accrual for post-employment obligations is based upon the base salaries of said officers.  Therefore, although Mr. Koether’s salary was decreased from $240,000 to $120,000, Mr. Healey’s salary was increased to $168,000 from $156,000.  The net of the decrease and increase resulted in a $43,200 additional accrual.

NOTE 9 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended March 31, 2011.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased in the three and six month periods ending June 30, 2011 and 2010.  As of June 30, 2011, 64,700 shares remained authorized for repurchase under the program.

NOTE 10 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at June 30, 2011 and 2010.

NOTE 11 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three or six month periods ending June 30, 2011 and 2010, as no options were earned during these periods.  At June 30, 2011, the Company had no common stock options outstanding.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2011 and December 31, 2010, Kent International had 100,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

NOTE 12 - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at June 30, 2011.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 50.62% of the Company’s outstanding common stock.  Bryan P. Healey, President and Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $21,559 and $41,326 in the three and six months ended June 30, 2011, respectively and $16,689 and $34,245 in the three and six months ended June 30, 2010, respectively.

NOTE 13 – Net Operating Loss Carryforwards

As of December 31, 2010, the Company had approximately $3.655 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $26.5 million of NOL and $290,203 of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2011 through 2030.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2011 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 14 – Discontinued Operations

Kent Educational Services, Inc. (“Kent Educational”) was a wholly owned subsidiary of the Company that had a 60% controlling interest in the Academy for Teaching and Leadership Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provided educators various programs designed to improve themselves, their students, and their schools.  Despite ongoing business development activities, The Academy was unable to secure any contracts for services to be rendered during the 2009-2010 school year.  Accordingly, management decided to cease operations of the Academy effective December 31, 2009.  Kent Educational and The Academy were dissolved in the State of Delaware on September 20, 2010.  The net results of operations in 2011 and 2010 related to The Academy are reported as discontinued operations on the Statements of Operations.

NOTE 15 – Subsequent Events

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

Business Activities

The Company's business is comprised of the management of Kent International.  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that the Company owned approximately 53.44% at June 30, 2011.

Commencing with the purchase of the land and improvements located at 4211 Cedar Springs Road in Dallas, Texas (the “Property”), Kent International began operating as a full service real estate corporation that owns and operates income producing properties.  We will look to opportunistically acquire additional properties, primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  We will compete for these opportunities with small private real estate companies and investors.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

The Company’s general investment strategy shall be to make investments in real properties that offer attractive current yields with, in some cases, potential for capital appreciation.  We may buy these properties directly, through joint ventures, or as general partner in limited partnerships utilizing funds raised from accredited investors.  We believe that the current economic climate together with a restriction in credit available to would be purchasers of real estate will enable Kent International to acquire properties at favorable prices by funding the purchases with cash on hand.

Additionally, the Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  Kent Capital has not yet generated any revenue.  Kent International plans to operate the broker dealer in conjunction with our real estate operations.

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

Results of Operations

The Company had a net loss of $188,713, or $.07 basic and fully diluted loss per share, for the quarter ended June 30, 2011, compared to a net loss of $110,714, or $0.04 basic and fully diluted loss per share, for the quarter ended June 30, 2010.  For the six months ended June 30, 2011 the Company had a net loss of $343,380, or $.12 basic and fully diluted loss per share, compared to a net loss of $266,461, or $0.10 basic and fully diluted loss per share, for the six months ended June 30, 2010.  The increases in the net losses were caused primarily by due diligence and closing costs related to the acquisition of the Property on March 22, 2011 by Kent International together with due diligence, legal and consulting fees incurred by Kent International while exploring other potential transactions.

Property Revenues

The Property located at 4211 Cedar Springs Road generated $202,586 in rental income and $2,157 in expense reimbursements during the three months ended June 30, 2011, all from the General Services Administration (GSA ), which is the only tenant for the Property.  During the period from March 22, 2011, when we acquired the Property, to June 30, 2011 the Property generated $224,150 in rental income and $2,646 in expense reimbursements.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

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

Interest on Mortgage Loan

The Company recorded $5,890 in interest on mortgage loans receivable in the three and six months ended June 30, 2011.  The real estate note is for a maximum term of twenty-six (26) months and is structured as an interest only, participating mortgage with no prepayment penalty.  The stated interest rate is ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.  We anticipate recording just under $22,000 in interest of mortgage loans for 2011; however that amount could be reduced if the loan is prepaid.

Other Revenues

For the three months ended June 30, 2011, other income decreased to $9,476 from $11,655 for the three months ended June 30, 2010.  Other income increased to $17,108 for the six months ended June 30, 2011, from $16,530 for the six months ended June 30, 2010, caused primarily by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Interest and dividend revenue decreased to $784 for the three months ended June 30, 2011, from $2,836 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, interest revenue increased to $3,899 from $3,695 for the six months ended June 30, 2010.  A decrease in the yield on short-term investments and cash equivalents from 0.2% to 0.12% together with reduced cash available for investment were the primary reasons for the decrease.

Although no gains or losses on securities transactions were recorded during the three month periods ending June 30, 2011 and 2010, or the six month period ended June 20, 2011, the Company did record realized losses on securities transactions of $2,088 for the six months ended June 30, 2010.

General and Administrative Expenses

General and administrative expenses were $280,686 and $508,924 in the three and six months ended June 30, 2011 compared to $163,418 and $368,029 in the three and six months ended June 30, 2010, increases of $117,268 and $140,895, respectively.  The increases were primarily attributable to approximately $49,650 in consulting and due diligence expenses incurred by Kent International related to the exploration of potential transactions.  Kent International also incurred approximately $23,161 in consulting, due diligence and closing expenses related to the acquisition and operation of the Property in the six months ended June 30, 2011.  Also included in the general and administrative expenses in the three and six months ended June 30, 2011 is a $43,200 increase in the accrued post-employment obligations as a result of amendments to the employment contracts with our officers.

Property Expenses

Kent International incurred $184,335 in expenses related to the operations of the Property during the quarter ended June 30, 2011.  This quarter was the first full quarter of ownership as the Property was acquired on March 22, 2011.  These expenses included approximately $16,969 in property taxes and $101,731 in depreciation and amortization expense.  For the six months ended June 30, 2011, the Company incurred $201,041 in expenses related to the operations of the Property including approximately $18,647 in property taxes and $112,910 in depreciation and amortization expense.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  Kent International shall review these expenses to determine if there are any areas of savings.  We cannot be certain that the expenses we incur in operating the Property will not increase.

The GSA lease includes provisions for expense reimbursements in excess of baseline expenses as adjusted by the COLI.  Our estimate; however, is that the expense reimbursement will not exceed $6,500 during 2011.  Significant expenses that are not explicitly subject to reimbursement by the GSA are property insurance, alarm monitoring, telephone, and management fees.  As the provision of all of these services is subject to intense competition, we do not anticipate meaningful increases.

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

Kent International has entered into various service contracts in conjunction with the acquisition of the Property including a temporary management contract, elevator, landscaping and HVAC maintenance, janitorial services, alarm monitoring, and waste removal.  These contracts include termination provisions and are not considered long term obligations.

Liquidity and Capital Resources

At June 30, 2011, the Company had cash and cash equivalents of $5,524,117.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at June 30, 2011 was approximately $5.775 million. Although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for making additional acquisitions.

Net cash of $344,574 was used in operations for the six months ended June 30, 2011, a decrease of $69,085 from the $413,659 used in operations for the six months ended June 30, 2010.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of cash flow generated by the Property which was partially offset by acquisition related expenses as discussed above.

The Company utilized $4,325,000 during the six months ending June 30, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas.  Additionally, the Company utilized $321,290 during the six months ending June 30, 2011 to provide a first mortgage loan to a non-affiliated real estate investor secured by residential real estate.  $7,376 was generated by the sales of marketable securities during the six ended June 30, 2010.  As of June 30, 2011 the Company had no commitments for capital expenditures.

Although there were no cash flows from financing activities reported during the six month period ending June 30, 2011, $94 was utilized for the repurchase of common stock during the six months ended June 30, 2010.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II  -    OTHER INFORMATION

ITEM 1. -     Legal Proceedings

None.

ITEM 1A.     Risk Factors

Not Applicable

ITEM 2. -     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. -     Defaults Upon Senior Securities

None.

ITEM 4. -     Reserved

ITEM 5. -     Other Information

None.

ITEM 6. -     Exhibits

(a)                      Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

10.2	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Bryan P. Healey. (5) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. XBRL Instance XBRL Schema XBRL Calculation XBRL Definition XBRL Label XBRL Presentation

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on June 14, 2011.

**           Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: August 11, 2011	By: /s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)