Form 10-Q/A
period 2011-06-30
KENT FINANCIAL SERVICES INC
filed 2011-08-11
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE: This Form 10-Q/A is filed solely to include the XBRL exhibits.  No changes to the 10-Q itself were made.

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

18

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: August 11, 2011	By: /s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)

19