Form 10-Q
period 2011-09-30
KENT FINANCIAL SERVICES INC
filed 2011-11-14
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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
Yes    X      No  _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes    X      No  _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ____   Accelerated filer _____   Non-accelerated filer ____   Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             No  __X___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of October 31, 2011, the issuer had 2,759,074 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended September 30, 2011

PART I   - FINANCIAL INFORMATION

Item 1.  -   Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and cash equivalents	$5,731,241	$10,514,981
Marketable securities	7,887	8,469
Accounts receivable	69,751	6,325
Prepaid expenses and other current assets	31,842	15,789
Real estate assets:
Land	1,280,000
Building and improvements (net of accumulated depreciation of $69,820 and $0)	1,589,859
Intangible assets (net of accumulated amortization of $145,940 and $0)	2,008,556
Other assets	16,000	16,000

Total assets	$10,735,136	$10,561,564

LIABILITIES

Accounts payable and accrued expenses	$172,998	$126,460
Below market lease value acquired (net of accumulated amortization of $33,870 and $0)	735,305
Accrued post employment obligations	763,200	720,000

Total liabilities	1,671,503	846,460

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,759,074 shares issued and outstanding	275,908	275,908
Additional paid-in capital	12,344,622	12,344,622
Accumulated deficit	(7,800,637)	(7,326,604)
Accumulated other comprehensive loss	(23,922)	(23,340)

Total Kent Financial Services shareholders' equity	4,795,971	5,270,586

Noncontrolling interest in subsidiaries	4,267,662	4,444,518

Total equity	9,063,633	9,715,104

Total liabilities and equity	$10,735,136	$10,561,564

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2011	2010	2011	2010
Revenues:
Rental Income	$202,761		$426,911
Tenant reimbursement	2,157		4,803
Interest on mortgage loan	4,641		10,531
Other income	6,977	$5,475	24,085	$22,005

Total revenues	216,536	5,475	466,330	22,005

Expenses:
Operating and maintenance expenses	66,515		133,809
Property taxes and insurance	18,776		39,613
General and administrative	226,483	159,729	735,407	527,758
Depreciation and amortization	102,850		215,760

Total expenses	414,624	159,729	1,124,589	527,758

Loss from continuing operations	(198,088)	(154,254)	(658,259)	(505,753)

Other income (expense)
Interest and dividend revenue	261	3,411	4,160	7,106
Investing gains (loses)				(2,088)
Gain on repayment of mortgage	3,608		3,608

Loss before discontinued operations and income taxes	(194,219)	(150,843)	(650,491)	(500,735)

Discontinued operations:
Loss from discontinued operations net of taxes		(754)		(2,185)

Loss before income taxes	(194,219)	(151,597)	(650,491)	(502,920)
Provision for income tax expense			(398)	(2,131)

Net loss	(194,219)	(151,597)	(650,889)	(505,051)

Add: net loss attributable to noncontrolling interest	63,566	38,305	176,856	125,298

Net loss attributable to Kent Financial Services shareholders'	(130,653)	(113,292)	(474,033)	(379,753)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	160	24,041	(582)	19,620

Comprehensive loss	$(130,493)	$(89,251)	$(474,615)	$(360,133)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.17)	$(0.14)
Income from discontinued operations, net	-	-	-	-

Net loss per share	$(0.05)	$(0.04)	$(0.17)	$(0.14)

Weighted average number of common shares outstanding	2,759,074	2,759,076	2,759,074	2,759,079

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(474,033)	$(379,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of marketable securities		2,088
Depreciation and amorization	215,760
Amortization of below market rate lease	(33,870)
Minority interest in subsidiaries losses	(176,856)	(125,298)
Changes to operating assets and liabilities:
Change in accounts receivable	(63,426)	(389)
Change in prepaid expenses and other current assets	(16,053)	(9,723)
Change in accounts payable and accrued expenses	89,738	(53,620)

Net cash used in operating activities	(458,740)	(566,695)

Cash flows from investing activities:
Sales of marketable securities		7,376
Acquisition of land, buildings and improvements including intangible assets, and net of below market leases acquired	(4,325,000)
Repayment of mortgage loan	321,290
Mortgage loan made	(321,290)

Net cash (used in) provided by investing activities	(4,325,000)	7,376

Cash flows from financing activities:
Subsidiary dividends paid to noncontrolling interest shareholders		(982)
Repurchase of common stock		(94)

Net cash used in financing activities	-	(1,076)

Net increase in cash and cash equivalents	(4,783,740)	(560,395)
Cash and cash equivalents at beginning of period	10,514,981	11,160,148

Cash and cash equivalents at end of period	$5,731,241	$10,599,753

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$398	$2,672

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2011 classifications.  These reclassifications did not have any impact on the related financial statement line items and had no effect on previously reported operating results.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the “Company”, “Kent”, “we” or “our”) and the consolidated accounts of Kent’s majority owned subsidiary, Kent International Holdings, Inc., (“Kent International”).  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

NOTE 3 – Business

The Company's business is comprised of the management of Kent International.  Kent International is a publicly traded company (stock symbol “KNTH.PK”).  The Company owned approximately 53.44% of Kent International at September 30, 2011.

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

In 2009 Kent International’s subsidiary, Kent Capital, Inc., registered with the Financial Industry Regulatory Authority (FINRA), as a securities broker-dealer.  To date, Kent Capital, Inc. has not produced any revenue.  Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  The website business, likewise, has not produced any revenue.

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

Repairs and Maintenance

Repairs and maintenance costs are expensed as incurred.  Significant improvements, renovations and replacements are capitalized.

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

NOTE 5 - Securities Owned

Marketable securities owned as of September 30, 2011 and December 31, 2010, comprised mainly of portfolio positions (equity securities) held for capital appreciation consisted of the following:

		September 30, 2011		December 31, 2010
	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.20%	$7,200	$19,800	$8,400	$18,600
All other equity securities	N/A	687	4,122	69	4,740

		$7,887	$23,922	$8,469	$23,340

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

NOTE 6 – Mortgage Loans Receivable

On April 25, 2011 Kent International provided a $321,290 first mortgage loan to an unaffiliated private real estate developer for the purchase of a foreclosed residential property in Southlake, Texas.  The real estate note was for a maximum term of twenty-six (26) months and was structured as an interest only, participating mortgage.  The stated interest rate was ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.  Kent International was also entitled to 20% of any profits realized from the sale of the property.

One August 19, 2011 the mortgage was repaid in full and the lien released.  Kent International also received an additional $3,608 representing its 20% share of the profits from the sale of the property.

NOTE 7 – Real Estate and Related Assets

Real estate assets together with real estate related intangible assets and liabilities as of September 30, 2011 consisted of:

	Cost	Useful Life	Accumulated Depreciation / Amortization	Net Book Value

Land	$1,280,000			$1,280,000
Buildings	1,130,292	20	$29,863	1,100,429
Improvements	529,387	7	39,957	489,430

Subtotal real estate assets	2,939,679		69,820	2,869,859

Real estate related intangible assets:
Leases in place value	1,624,052	7	122,582	1,501,470
Unamortized tenant improvement allowances	530,444	12	23,358	507,086

	2,154,496		145,940	2,008,556

	$5,094,175		$215,760	$4,878,415

Below market lease value acquired	$(769,175)	12	$(33,870)	$(735,305)

Depreciation and amortization expense was $102,850 and $215,760 for the three and nine months ended September 30, 2011, respectively.  $16,145 and $33,870 in capitalized below market rents were amortized as an increase to rental income during the three and nine months ended September 30, 2011, respectively.

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

NOTE 8 – Accrued Post-Employment Obligations

The Company’s estimate of post-employment obligations was increased by $43,200 during the nine months ended ended September 30, 2011 as a result of the amendments to the employment contracts with Paul O. Koether as Chairman and Bryan P. Healey as President and Chief Financial Officer.  The accrual for post-employment obligations is based upon the base salaries of said officers.  Therefore, although Mr. Koether’s salary was decreased from $240,000 to $120,000, Mr. Healey’s salary was increased to $168,000 from $156,000.  The net of the decrease and increase resulted in a $43,200 additional accrual.

NOTE 9 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended September 31, 2011.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased in the three and nine month periods ending September 30, 2011 and 2010.  As of September 30, 2011, 64,700 shares remained authorized for repurchase under the program.

NOTE 10 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at September 30, 2011 and 2010.

NOTE 11 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three or nine month periods ending September 30, 2011 and 2010, as no options were earned during these periods.  At September 30, 2011, the Company had no common stock options outstanding.

Kent International Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2011 and December 31, 2010, Kent International had 100,000 common stock options outstanding.  Any exercises of these common stock options could have a dilutive effect on the percentage of Kent International owned by the Company.

Note 12: - Kent International Holdings Proposed Going Private Transaction

On August 22, 2011, the Company’s majority owned subsidiary, Kent International filed a Schedule 14C Preliminary Information Statement with the United States Securities and Exchange Commission (the “SEC”) in connection with a proposed “going private” transaction.  The proposed transaction involves an amendment to Kent International’s Articles of Incorporation to effect a one-for-950,000 reverse stock split.  If implemented, fractional shares resulting from the reverse split will be redeemed by Kent International for cash consideration of $2.50 per pre-split share.

The proposed transaction, if completed, will result in Kent owning 100% of Kent International.  It is anticipated that Kent International will pay approximately $4,140,000 to redeem the fractional shares owned by the minority shareholders as a result of the reverse split.

NOTE 13 - Related Party Transactions

The Company receives a monthly management fee of $21,000 from Kent International for management services.  These services include, among other things, preparation of periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, providing internal accounting services and shareholder relations.  This arrangement may be terminated at will by either party.  The monthly management fee revenue and offsetting expense is eliminated during consolidation.  The Company is the beneficial owner of approximately 53.44% of Kent International’s outstanding Common Stock at September 30, 2011.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent International and the beneficial owner of or authorized proxy for approximately 51.12% of the Company’s outstanding common stock.  Bryan P. Healey, President and Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent International as well as the son-in-law of Paul O. Koether.

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $17,825 and $59,151 in the three and nine months ended September 30, 2011, respectively and $17,815 and $52,707 in the three and nine months ended September 30, 2010, respectively.

NOTE 14 – Net Operating Loss Carryforwards

As of December 31, 2010, the Company had approximately $3.655 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $26.5 million of NOL and $290,203 of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2011 through 2030.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2011 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 15 – Discontinued Operations

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

NOTE 16 – Subsequent Events

Subsequent events were evaluated through the date the financial statements were issued.

Item 2.  -Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business Activities

The Company's business is comprised of the management of Kent International.  Kent International is a publicly traded company (stock symbol “KNTH.PK”) that the Company owned approximately 53.44% at September 30, 2011.

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

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply obtain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.

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

Results of Operations

The Company had a net loss of $130,653, or $.05 basic and fully diluted loss per share, for the quarter ended September 30, 2011, compared to a net loss of $113,292, or $0.04 basic and fully diluted loss per share, for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011 the Company had a net loss of $474,033, or $.17 basic and fully diluted loss per share, compared to a net loss of $379,753, or $0.14 basic and fully diluted loss per share, for the nine months ended September 30, 2010.  The increases in the net losses were caused by a combination of the due diligence and closing costs related to the acquisition of the Property on March 22, 2011 together with due diligence, legal and consulting fees incurred by Kent International while exploring other potential transactions and the costs incurred by Kent International to date related to the proposed going private transaction.

Property Revenues

The Property located at 4211 Cedar Springs Road generated $202,761 in rental income and $2,157 in expense reimbursements during the three months ended September 30, 2011, all from the General Services Administration (GSA ), which is the only tenant for the Property.  During the period from March 22, 2011, when we acquired the Property, to September 30, 2011 the Property generated $426,911 in rental income and $4,803 in expense reimbursements.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

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

Interest on Mortgage Loan

Kent International recorded $4,641 and $10,531 in interest on mortgage loans receivable in the three and nine months ended September 30, 2011.  The real estate note was structured as an interest only, participating mortgage with no prepayment penalty.

On August 19, 2011 the mortgage was repaid in full and the lien released.  Kent International also received an additional $3,608 representing its 20% share of the profits from the sale of the property.

Other Revenues

For the three months ended September 30, 2011, other income increased to $6,977 from $5,475 for the three months ended September 30, 2010.  Other income increased to $24,085 for the nine months ended September 30, 2011, from $22,005 for the nine months ended September 30, 2010, caused primarily by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Interest and dividend income decreased to $261 for the three months ended September 30, 2011, from $3,411 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, interest income decreased to $4,160 from $7,106 for the nine months ended September 30, 2010.  The decreases for the periods were caused primarily by the decrease in cash and cash equivalents available for investment after the acquisition of the Property.

Although no gains or losses on securities transactions were recorded during the three month periods ending September 30, 2011 and 2010, or the nine month period ended September 20, 2011, the Company did record realized losses on securities transactions of $2,088 for the nine months ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses were $226,483 and $735,407 in the three and nine months ended September 30, 2011 compared to $159,729 and $527,758 in the three and nine months ended September 30, 2010, increases of $66,754 and $207,649, respectively.  The increases were primarily attributable to a combination of approximately $18,150 in consulting and due diligence expenses related to the exploration of other potential transactions and $118,192 in legal and filing fees related to the proposed going private transaction.  We also incurred approximately $23,161 in consulting, due diligence and closing expenses related to the acquisition and operation of the Property in the nine months ended September 30, 2011.  Also included in the general and administrative expenses in the nine months ended September 30, 2011 is a $43,200 increase in the accrued post-employment obligations as a result of amendments to the employment contracts with our officers.

Property Expenses

Kent International incurred $188,141 in expenses related to the operations of the Property during the quarter ended September 30, 2011.  These expenses included approximately $18,776 in property taxes and $102,850 in depreciation and amortization expense.  For the nine months ended September 30, 2011, Kent International incurred $389,182 in expenses related to the operations of the Property including approximately $39,613 in property taxes and $215,760 in depreciation and amortization expense.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  Kent International shall review these expenses to determine if there are any areas of savings.  We cannot be certain that the expenses we incur in operating the Property will not increase.

The GSA lease includes provisions for expense reimbursements of baseline expenses as adjusted by the COLI.  Our estimate; however, is that the expense reimbursement will not exceed $6,500 during 2011.  Significant expenses that are not explicitly subject to reimbursement by the GSA are property insurance, alarm monitoring, telephone, and management fees.  As the provision of all of these services is subject to intense competition, we do not anticipate meaningful increases.

Expenses such as electricity, water, cleaning, trash removal and landscaping are subject to GSA reimbursement to the extent that they increase, in the aggregate, above the baseline of $187,206 fixed in the GSA lease.  Although most of these expenses have not materially increased in recent years, electricity billing rates are very volatile and may increase well in excess of the COLI in any given year.  We are responsible for monitoring the Property expenses against the baseline expenses to insure proper billing.

Kent International has entered into various service contracts in conjunction with the acquisition of the Property including a temporary management contract, elevator, landscaping and HVAC maintenance, janitorial services, alarm monitoring, and waste removal.  These contracts include termination provisions and are not considered long term obligations.

Liquidity and Capital Resources

At September 30, 2011, the Company had cash and cash equivalents of $5,731,241.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at September 30, 2011 was approximately $5.668 million. However, the Board of Directors and majority shareholder of Kent International have agreed to effect a reverse split of the common stock of Kent International, in which the shares of all shareholders other than Kent will be redeemed.  When that transaction is complete, approximately $4,140,000 will be paid to the minority shareholders of Kent International, reducing the Company’s cash and working capital in that amount.  Nevertheless, although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months.

Net cash of $458,740 was used in operations for the nine months ended September 30, 2011, a decrease of $107,955 from the $566,695 used in operations for the nine months ended September 30, 2010.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities The decrease in net cash used in operations was largely the result of cash flow generated by the Property which was partially offset by acquisition related expenses and the going private transaction costs as discussed above.

The Company utilized $4,325,000 during the nine months ending September 30, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas, Texas.  Additionally, the Company utilized $321,290 during the nine months ending September 30, 2011 to provide a first mortgage loan to a non-affiliated real estate investor secured by residential real estate.  The Company received $321,290 during the nine months ended September 30, 2011 representing the repayment of the first mortgage loan.  There were no cash flows from investing activities reported during the same period in 2010.  As of September 30, 2011 the Company had no commitments for capital expenditures.  $7,376 was generated by the sales of marketable securities during the nine months ended September 30, 2010.  As of September 30, 2011 the Company had no commitments for capital expenditures.

Although there were no cash flows from financing activities reported during the nine month period ending September 30, 2011, $94 was utilized for the repurchase of common stock during the nine months ended September 30, 2010.  The Company also used $982 for financing activities during the nine months ended September 30, 2010 for subsidiary dividends paid to noncontrolling interest shareholders as a result of the dissolution of The Academy.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1. -  Legal Proceedings

None.

ITEM 1A.   Risk Factors

Not Applicable

ITEM 2. -  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. -  Defaults Upon Senior Securities

None.

ITEM 4. -  Reserved

ITEM 5. -  Other Information

None.

ITEM 6. - Exhibits

(a)	Exhibits

	3.1	Bylaws of the Registrant, as amended. (l)

	3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

	3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

	3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

	10.1	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

	10.2	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Bryan P. Healey. (5) **

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance

	101.SCH	XBRL Schema

	101.CAL	XBRL Calculation

	101.DEF	XBRL Definition

	101.LAB	XBRL Label

	101.PRE	XBRL Presentation

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on June 14, 2011.

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   KENT FINANCIAL SERVICES, INC.

Dated: November 14, 2011	By: /s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Financial and Accounting Officer)