Form 10-K
period 2011-12-31
KENT FINANCIAL SERVICES INC
filed 2012-03-20
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
MARK ONE:
[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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
Yes                       No   X

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price on the NASDAQ Capital Markets as of June 30, 2011, was approximately $1.133 million.  At February 29, 2012, there were 2,750,700 shares of common stock outstanding.

PART I

Item 1.   BUSINESS

Kent Financial Services, Inc.’s (“Kent” or the “Company”) business is operating as a real estate corporation through its wholly owned subsidiary, Kent International Holdings, Inc. (“Kent International”).  Kent was formed in 1988 as a Delaware corporation and reincorporated in Nevada in 2006 by a merger into a newly formed, wholly owned Nevada subsidiary with the same name that was the surviving corporation of the merger.

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

Real Estate

On March 22, 2011, the Company, through a wholly owned subsidiary of Kent International, Kent Texas Properties, LLC (“KTP”), acquired the land and improvements located at 4211 Cedar Springs Road (the “Property”) in Dallas, Texas.  The acquisition was funded using cash on hand and the Property is not subject to any loans or encumbrances.  KTP was organized for the purpose of owning the Property, and has not engaged in any other business activity.  Commencing with this purchase, the Company began to operate as a full service real estate corporation that owns and operates an income producing property.  We will look to opportunistically acquire additional income producing properties such as commercial buildings, small shopping centers or apartment buildings, or any other type of income producing property that offers a suitable yield.  We will focus our search primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

The Company’s general investment strategy shall be to make investments in real properties that offer attractive current yields with, in some cases, potential for capital appreciation.  We may buy these properties directly, through joint ventures, or as general partner in limited partnerships utilizing funds raised from accredited investors.  We believe that the current economic climate together with a restriction in credit available to would be purchasers of real estate will enable the Company to acquire properties at favorable prices by funding the purchases with cash on hand.  We would then attempt to obtain a mortgage on said properties after closing thereby replenishing our cash on hand.  We are currently reviewing opportunities to obtain a commercial mortgage loan meant to refinance our purchase of 4211 Cedar Springs; however, we have not yet made a formal application for a mortgage and  are uncertain whether any mortgage will be approved or what terms may be offered.

Our efforts to acquire properties on favorable terms will be limited by the competition we shall face in securing real estate opportunities.  We compete in acquiring and leasing facilities with small private real estate companies and investors.   The market for real estate investors is generally highly competitive and fragmented. Our competitors are numerous, consisting mainly of small and regional private firms.  Many of them, however, have both financial and personnel resources far exceeding our own, which they can use to their advantage in negotiation for an acquisition. Once we acquire a property, our ability to attract and retain tenants will depend on cost, location, amenities offered and suitability of the space for a particular tenant compared with other properties that a prospective tenant may consider. Additionally, the Property will be subject to competition for tenants at the end of the GSA lease term.  As this term is for a minimum of 6 years and is more likely for 11 years, we are unable to predict the Property’s competitiveness in the Dallas/Fort Worth market when it becomes available.

Securities Broker-Dealer

In 2009 Kent International’s subsidiary, Kent Capital, Inc. (“Kent Capital”), registered with the Financial Industry Regulatory Authority (FINRA), and began business as a securities broker-dealer.  Kent Capital received regulatory approval to operate as a broker-dealer in December 2009.  To date it has not engaged in any completed transaction.  The broker-dealer business is an extremely competitive business and Kent Capital’s competitors would include organizations that have substantially more employees and greater financial resources.  In the event Kent Capital decides to accept customer accounts or otherwise accept investment funds to manage, Kent Capital will compete with banks, insurance companies, hedge funds, private equity funds and other investment companies for such funds.

To generate revenue Kent Capital may raise capital through private placements from accredited and institutional investors for investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, commercial office properties, student housing properties, multi-family properties, residential properties, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions and would be compensated by the issuer of the securities.

Real Estate Syndication may be a derivative of Kent Capital’s real estate related private placement business as we may at times acquire a property or project prior to seeking investor interest.  In most cases, Kent Capital would then act as the sponsor of the syndicate and sell limited partnership interests in the property or project while remaining the general partner.  In other cases, the Company may decide to hold the property for future resale.  The Company will have the ability to close acquisitions quickly without requiring us to raise investor capital.  This would allow Kent Capital to market the opportunity to appropriate investors without time constraints.  Presently, the Company does not intend to sell interests in the Property.

Kent Capital is also approved to trade securities for its own account.  All trading would be performed in a brokerage account opened in Kent Capital’s name at a discount brokerage such as Charles Schwab or Fidelity in order to minimize commission expenses and trading costs.

Business Development Activities

The Company may also serve as a vehicle for the acquisition of another company (a ‘‘target business’’).  The Company may use its available working capital, capital stock, debt or a combination of these to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

The Company will not restrict its search to any particular industry; rather, it may investigate businesses of essentially any kind or nature and participate in any type of business that may, in management's opinion, meet the business objectives as described in this report.  The Company emphasizes that the description in this report of the business objective of seeking an operating business is extremely general and is not meant to restrict management discretion to seek and enter into potential business opportunities.

The Company has not identified the particular business in which it will seek to engage, nor has it conducted any market studies with respect to any business or industry to evaluate the possible merits or risks of the target business or industry in which the Company ultimately may operate.  To the extent the Company enters into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of revenues or earnings, or starts its own new business, the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or developing companies.  In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high level of risk or starts its own new business in such an industry, the Company will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although the Company will endeavor to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all significant risk factors.

Sources of target businesses

The Company anticipates that target business candidates may be brought to the Company’s attention from various unaffiliated sources, including securities broker-dealers, investment bankers, private equity groups, venture capitalists, bankers, business brokers and other members of the financial community, who may present solicited or unsolicited proposals.  The Company’s officers and directors and their affiliates may also bring to the Company’s attention target business candidates.

Selection of a target business and structuring of a business combination

The Company’s management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, management may consider, among other factors, the following:

•	the financial condition and results of operation of the target;
•	the growth potential of the target and that of the industry in which the target operates;

•	the experience and skill of the target's management and availability of additional personnel;
•	the capital requirements of the target;
•	the competitive position of the target;
•	the stage of development of the target's products, processes or services;
•	the degree of current or potential market acceptance of the target's products, processes or services;
•	proprietary features and the extent and quality of the intellectual property or other protection of the target's products, processes or services;
•	the regulatory environment of the industry in which the target operates;
•	the prospective equity interest in, and opportunity for control of, the target; and
•	the costs associated with effecting a business combination.

These criteria are not intended to be exhaustive.  Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by the Company’s management in connection with effecting a business combination consistent with the Company’s business objective.  In connection with the evaluation of a prospective target business, the Company anticipates that it will conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial or other information that will be made available to us.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Employees

As of February 29, 2012, the Company and its subsidiaries had two full-time employees.

Item 1A. RISK FACTORS

Our business operations may continue to produce losses, which would result in atrophy of the Company’s cash resources.

The Company had net losses of $703,763 and $502,604 in 2011 and 2010, respectively and had very limited business operations during 2010.  Although the purchase of the Property has increased revenues significantly, the Company cannot assure stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting standards.  Properties acquired by the Company: (i) may not operate at a profit; (ii) may not perform to the Company’s expectations; (iii) may not appreciate in value; (iv) may depreciate in value; and/or (v) may not ever be sold at a profit.  The marketability and value of any properties will depend upon many factors beyond the Company’s control, including but not limited to general economic conditions, zoning laws, tax laws and the availability of financing.  If our investments in properties do not generate sufficient income to offset our administrative expenses, the Company will continue to incur losses, which will reduce our cash resources and would be likely to reduce the market value of our common stock.

The Company may invest in joint ventures, the success of which would depend on the skills and fidelity of our joint venture partner.  Malfeasance or misfeasance by a joint venture partner could result in a failure of the project and loss of our investment.

The Company may acquire properties through joint ventures, which could subject the Company to certain risks that may not otherwise be present if investments were made directly by the Company. These risks include: (i) the potential that the Company’s joint venture partner may not perform; (ii) the joint venture partner may have economic or business interests or goals which are inconsistent with or adverse to those of the Company; (iii) the joint venture partner may take actions contrary to the requests or instructions of the Company or contrary to the Company’s objectives or policies; and (iv) the joint venture partners may not be able to agree on matters relating to the property they jointly own.

Properties that we acquire may have previously suffered release of hazardous materials or otherwise be out of compliance with environmental regulations, the remediation of which could result in significant expenses for the Company.

Various federal, state and local laws and regulations subject property owners and operators to liability for reporting, investigating, remediating, and monitoring regulated hazardous substances released on or from a property.  These laws and regulations often impose strict liability without regard to whether the owner or operator knew of, or actually caused, the release.  The presence of, or the failure to properly report, investigate, remediate, or monitor hazardous substances could adversely affect the financial condition of the Company or the ability of the Company to operate the properties. In addition, these factors could hinder the Company’s ability to borrow against the properties. The presence of hazardous substances on a property also could result in personal injury or similar claims by private plaintiffs. In addition, there are federal, state and local laws and regulations which impose requirements on the storage, use, management and disposal of regulated hazardous materials or substances. The failure to comply with those requirements could result in the imposition of liability, including penalties or fines, on the owner or operator of the properties. Future laws or regulations could also impose unanticipated material environmental liabilities on the Company in connection with any of the properties. The costs of complying with these environmental laws and regulations for the Company’s properties could adversely affect the Company’s operating costs and, if contamination is present, the value of those properties.

Real properties are illiquid investments.  If we are unable to adjust our portfolio in response to changes in economic or other conditions or sell properties if or when we decide to do so, we may suffer a significant reduction in the value of our assets.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions.  In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control.  Particularly in light of the current economic conditions, we cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us.  We also cannot predict the length of time needed to find a willing buyer and to close the sale of a property or the disposition of properties that are in default.  In addition, the availability of financing and current market conditions may delay or prevent the closing of a sale of a property even if the price and other terms of the transaction were acceptable to us.  The foregoing could mean that we may be unable to complete the sale of identified properties in the near term or at all.

Because our rental income currently is dependent on a single tenant, any disruption of our relationship with that tenant would eliminate most of the Company’s revenue and cause a reduction in our cash reserves.

The General Services Administration (“GSA”) currently occupies 100% of our total rentable space and is responsible for 100% of our anticipated rental income.  Although leases with GSA are not subject to annual appropriation as a part of the budget process for the Federal Government, Federal fiscal issues may cause the GSA to vacate the property at the end of the lease term.

If our insurance is not adequate to cover a catastrophic loss to our Properties, a catastrophe could result in a serious loss or, in the extreme, the bankruptcy of the Company.

There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, act of war and terrorist attacks that may be uninsurable, or are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our equity in the affected property as well as the anticipated future cash flow from that property. Any such loss could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an exemption from the Investment Company Act, the cost of complying with that Act would harm our results of operations and the regulations under the Act would significantly limit our business opportunities.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended.  That Act imposes significant restrictions on the business activities of public entities which have a certain percentage of their assets invested in “investment securities.”  Our desire to avoid regulation under the Act will limit the type of investments that we can make.  In the first instance, we will generally seek to invest in entities in which we will hold 50% or more of the voting control, since such investments are excluded from the definition of “investment securities.”

The Investment Company Act also exempts from regulation entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests.  However, not all real estate investments are qualifying real estate interests for purposes of this exemption.  In particular, investments in limited partnership interests are not considered to qualify.  Therefore, if we seek to qualify for the real estate company exemption, the type of investments that we can make will be further limited.

The analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations.  If we own assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company and be required to register under the Investment Company Act.  Registered investment companies are subject to a variety of substantial requirements that could significantly impact our operations.  The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and your investment return.  In order to operate in a manner to avoid being required to register as an investment company, we may be unable to purchase assets we would otherwise want to purchase or we may need to sell assets we would otherwise wish to retain.  This situation may impede our efforts to achieve profitable operations.

The expenses related to identifying a target business and to completing a business combination will increase the losses of the Company.

Until presented with a specific opportunity for a business combination, the Company is unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination.  Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss and reduce the amount of capital otherwise available to complete a business combination and thereafter operate the acquired business.  The Company cannot assure you that it will be successful in identifying a target business and completing a business combination on terms favorable to its stockholders, if at all.

The tax treatment of a potential business combination is not clear.

The Company will endeavor to structure a business combination so as to achieve the most favorable tax treatment to it and to the target business and the stockholders of both companies.  The Company cannot assure you; however, that the Internal Revenue Service or appropriate state tax authorities will agree with the Company’s tax treatment of the business combination.

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

The Company may encounter intense competition from other entities seeking to combine with a privately held operating company.  Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations.  Many of these competitors also possess significantly greater financial, technical and other resources than does the Company.  The Company cannot assure you that it will be able to effectively compete with these entities. Consequently, the Company may acquire a company with less favorable prospects then it would otherwise prefer, thus making its long-term prospects for success less likely.

If the Company effects a business combination, it will become subject to competition from the competitors of the acquired business.  In particular, industries that experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical and other resources than the Company.  The Company cannot ascertain the level of competition it will face if it effects a business combination, and it cannot assure you that it will be able to compete successfully with these competitors.

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

Item 2.  PROPERTIES

Executive Offices

The Company’s executive offices are located in Colleyville, Texas.  As the Company currently has only two employees, the executive offices consist of a small office space which is adequate for the current and anticipated operations of the Company.

Office Buildings

The Company currently owns one office building located at 4211 Cedar Springs Road, Dallas, Texas which is a single tenant office building that is 100% leased to the GSA.  The initial lease with the GSA has just over six years remaining with a provision for a five year renewal option.  The following table sets forth the location and size of the Property along with annualized gross rent, rented square feet and rent per square foot as of December 31, 2011.  As of December 31, 2011, the Property is unencumbered by debt.  The Property is under lease to the GSA.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

Property/State	Total Gross Leasable Area (Square Feet)	Rented Square Feet	Annualized Gross Rent	Rent per Square Foot	2011 Property Taxes

4211 Cedar Springs Road, TX	39,329	39,329	$746,464	$18.98	$117,256

Item 3.  LEGAL PROCEEDINGS

None

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders of Record

As of February 29, 2012, the Company had 1,235 stockholders of record of its common stock.  The closing price of the common stock was $1.14 on February 29, 2012.

Market Information

Effective December 30, 2011, the Company’s common stock began quoting on the OTC Pink Market, under the symbol “KENT”.  Prior to December 30, 2011, the Company’s common stock traded on the NASDAQ Capital Market under the symbol "KENT".

The table below sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on either NASDAQ or in the OTC Pink Market:

	High	Low
Calendar Quarter:

2011

First Quarter	$1.59	$1.13
Second Quarter	2.05	1.11
Third Quarter	1.88	1.11
Fourth Quarter	1.45	1.02

2010

First Quarter	$1.42	$1.26
Second Quarter	1.65	1.49
Third Quarter	1.49	1.21
Fourth Quarter	2.43	1.27

Dividends

The Company did not declare or pay any dividends in 2011 or 2010.

Equity Compensation Plan Information

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the years ended December 31, 2011 or 2010 as no options were earned during these periods.  At December 31, 2011, the Company had no common stock options outstanding.

The following table provides a summary of the securities authorized for issuance under equity compensation plans, the weighted average price and number of securities remaining available for issuance, at December 31, 2011.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

2005 Stock Option Plan	N/A	N/A	400,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	N/A	N/A	400,000

Repurchase Plans

ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011			-	64,769
November 1, 2011 - November 30, 2011	-		-	64,769
December 1, 2011 - December 31, 2011	8,374	$1.12	8,374	241,626
Total	8,374	$1.12	8,374	241,626

(1)
In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. In December 2011, the Board of Directors approved an increase in the amount of shares available to repurchase under the plan from 64,769 shares to 250,000 shares.  This plan has no expiration date.

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

Results of Operations

The Company had a consolidated net loss of $703,763 ($.26 basic and fully diluted loss per share) in 2011, compared to a consolidated net loss of $502,604 ($.18 basic and fully diluted loss per share) in 2010.  The increase in the net loss was caused by a combination of the due diligence and closing costs related to the acquisition of the Property on March 22, 2011 together with due diligence, legal and consulting fees incurred by Kent International related to the going private transaction.

Property Revenues

During the period from March 22, 2011, when we acquired the Property, to December 31, 2011 the Property generated $629,672 in rental income and $54,028 in expense reimbursements.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

The lease rate includes an operating expense base of $187,206 annually (excluding property taxes) and a real estate tax base of $70,189.  The base year operating expenses are adjusted annually via the Cost of Living Index (COLI) and the GSA is responsible for any increases over the adjusted base year expenses.  This calculation resulted in an expense reimbursement of $6,961 and a property tax reimbursement of $47,067 in 2011.  In theory, a decrease in the COLI could result in a negative adjustment to base year expenses and thus, a decrease in reimbursed expenses.

Interest on Mortgage Loan

The Company’s subsidiary, Kent International, recorded $10,531 in interest on mortgage loans receivable for the year ended December 31, 2011.  The real estate note was structured as an interest only, participating mortgage with no prepayment penalty.

On August 19, 2011 the mortgage was repaid in full and the lien released.  Kent International also received an additional $3,608 representing its 20% share of the profits from the sale of the property.

Property Expenses

The Company incurred $621,901 in expenses related to the operations of the Property during the year ended December 31, 2011.  These expenses included $108,515 in property taxes and $318,609 in depreciation and amortization expense.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  The Company shall review these expenses to determine if there are any areas of savings.  We cannot be certain that the expenses we incur in operating the Property will not increase.

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

The Company has entered into various service contracts in conjunction with the acquisition of the Property including a temporary management contract, elevator, landscaping and HVAC maintenance, janitorial services, alarm monitoring, and waste removal.  These contracts include termination provisions and are not considered long term obligations.

General and Administrative Expenses

General and administrative expenses increased to $1,015,200 for the year ended December 31, 2011 from $699,007 for 2010.  The increases were primarily attributable to a combination of approximately $18,150 in consulting and due diligence expenses related to the exploration of other potential transactions and $152,449 in legal, consulting and filing fees related to Kent International’s going private transaction.  We also incurred approximately $23,161 in consulting, due diligence and closing expenses related to the acquisition and operation of the Property in the year ended December 31, 2011.  Also included in the general and administrative expenses for the year ended December 31, 2011 is a $144,000 increase in the accrued post-employment obligations as a result of amendments to the employment contracts with our officers.

Other Income (Expense)

Interest and dividend revenue was $4,160 and $10,100 in 2011 and 2010, respectively, a decrease of $5,940.  The decrease for the period was caused primarily by the decrease in cash and cash equivalents available for investment after the acquisition of the Property.

For the year ended December 31, 2011, other income increased to $30,599 from $29,203 for the comparable period in 2010, caused by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable.

Although no gains or losses on securities transactions were recorded during the year ended December 31, 2011, the Company did record realized losses on securities transactions of $2,088 for the year ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, the Company had cash and cash equivalents of $1,560,021.  Cash and cash equivalents consist of cash held in banks and brokerage firms, or U.S. treasury bills with original maturities of three months.  Working capital at December 31, 2011 was approximately $1.449 million.  Although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months.

Net cash used in operations was $481,915 for the year ended December 31, 2011, compared to net cash used in operations of $726,467 in 2010.  Cash used in operations is a direct result of operating expenses offset by operating revenues and adjusted for changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of cash flow generated by the Property which was partially offset by acquisition related expenses and the going private transaction costs as discussed above.

The Company utilized $4,325,000 during the year ended December 31, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas, Texas.  Additionally, the Company utilized $321,290 during 2011 to provide a first mortgage loan to a non-affiliated real estate investor secured by residential real estate.  The Company received $321,290 during 2011 representing the repayment of the first mortgage loan.  $82,376 was provided by investing activities in 2010 by the gross sales of marketable securities of $7,376 and the receipt of $75,000 as a non-dividend distribution.  The Company has no existing commitments for capital expenditures.

The Company used $4,138,720 for financing activities for the year ended December 31, 2011 for subsidiary dividends paid to noncontrolling interest shareholders at the completion of Kent International’s going private transaction.  For the year ended December 31, 2010, the Company used $982 for financing activities for subsidiary dividends paid to noncontrolling interest shareholders as a result of the discontinuation of operations at The Academy for Teaching and Leadership, Inc.  The Company also used $9,325 for financing activities in 2011 to repurchase 8,374 shares of common stock compared to the $94 used in 2010 to repurchase 71 shares of common stock.

Other Disclosures – Related Party Transactions

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $79,407 and $74,358 in the years ended December 31, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  In our preparation of the financial statements for 2011, there was one estimate made which were (a) subject to a high degree of uncertainty or (b) material to our results.  This was the determination described in Note 6 to the Financial Statements to record a 100% valuation allowance for our deferred tax asset.  The determination was based on our lack of assurance that we would generate taxable income in the future that would enable us to utilize our deferred tax asset.  We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2011.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herein are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Other Comprehensive Income for the
Years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the
Years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the
Years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
and Stockholders of
Kent Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Kent Financial Services, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent Financial Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accepted accounting principles generally accepted in the United States of America.

/S/Paritz & Company, P.A.

Hackensack, New Jersey
March 15, 2012

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

	December 31,
ASSETS	2011	2010

Cash and cash equivalents	$1,560,021	$10,514,981
Short-term investments
Marketable securities	8,835	8,469
Accounts receivable	116,855	6,325
Prepaid expenses and other current assets	18,432	15,789
Real estate assets:
Land	1,280,000
Buildings and improvements (net of accumulated depreciation
of $103,103 and $0)	1,556,577
Intangible assets (net of accumulated amortization of $215,506 and $0)	1,938,990
Other assets	21,000	16,000

Total assets	$6,500,710	$10,561,564

LIABILITIES

Accounts payable and accrued expenses	$255,025	$126,460
Below market lease value acquired (net of accumulated
amortization of $50,015 and $0)	719,160
Accrued post employment obligations	864,000	720,000

Total liabilities	1,838,185	846,460

EQUITY

Kent Financial Services shareholders' equity:
Preferred stock without par value;
500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value;
8,000,000 shares authorized;
2,750,700 and 2,759,074 shares issued and outstanding	275,070	275,908
Additional paid-in capital	12,440,796	12,344,622
Accumulated deficit	(8,030,367)	(7,326,604)
Accumulated other comprehensive loss	(22,974)	(23,340)

Total Kent Financial Services shareholders' equity	4,662,525	5,270,586

Noncontrolling interest in subsidiaries		4,444,518

Total equity	4,662,525	9,715,104

Total liabilities and stockholders' equity	$6,500,710	$10,561,564

 See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Year Ended December 31,
	2011	2010
Revenues:
Rental Income	$629,672
Tenant reimbursement	54,028
Interest on mortgage loan	10,531
Other income	30,599	$29,203

Total revenues	724,830	29,203

Expenses:
Operating and maintenance expenses	194,777
Property taxes and insurance	108,515
General and administrative	1,015,200	699,007
Depreciation and amortization	318,609

Total expenses	1,637,101	699,007

Loss from continuing operations	(912,271)	(669,804)

Other income (expense)
Interest and dividend revenue	4,160	10,100
Investing gains (loses)		(2,088)
Gain on repayment of mortgage	3,608

Loss before discontinued operations and income taxes	(904,503)	(661,792)

Discontinued operations:
Loss from discontinued operations net of taxes		(2,185)

Loss before income taxes	(904,503)	(663,977)
Provision for income tax expense	(398)	(2,131)

Net loss	(904,901)	(666,108)

Add: net loss attributable to noncontrolling interest	201,138	163,504

Net loss attributable to Kent Financial Services shareholders'	(703,763)	(502,604)

Other comprehensive income (loss):
Unrealized gain on available for sale securities	366	39,329

Comprehensive loss	$(703,397)	$(463,275)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.26)	$(0.18)
Loss from discontinued operations	-	-

Net loss per share	$(0.26)	$(0.18)

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(703,763)	$(502,604)
Adjustments to reconcile net loss to net cash used
in operating activities, including discontinued operations:
Depreciation and amortization	318,609
Amortization of below market rate lease	(50,015)
Loss on sale of marketable securities		2,088
Minority interest in subsidiaries losses	(201,138)	(163,504)
Changes to operating assets and liabilities:
Change in accounts receivable and other current assets	(113,173)	(3,491)
Change in other assets	(5,000)
Change in accounts payable and accrued expenses	128,565	(58,956)
Change in accrued post employment obligations	144,000

Net cash used in operating activities	(481,915)	(726,467)

Cash flows from investing activities:
Sales of marketable securities		7,376
Acquisition of land, buildings and improvements including
intangible assets, and net of below market leases acquired	(4,325,000)
Repayment of mortgage loan	321,290
Mortgage loan made	(321,290)
Non-dividend distributions		75,000

Net cash (used in) provided by investing activities	(4,325,000)	82,376

Cash flows from financing activities:
Subsidiary dividends paid to noncontrolling interest shareholders	(4,138,720)	(982)
Repurchase of common stock	(9,325)	(94)

Net cash used in financing activities	(4,148,045)	(1,076)

Net decrease in cash and cash equivalents	(8,954,960)	(645,167)
Cash and cash equivalents at beginning of period	10,514,981	11,160,148

Cash and cash equivalents at end of period	$1,560,021	$10,514,981

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$398	$2,672

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated	Total Kent
			Additional		Other	Financial Services	Noncontrolling
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders'	Interest in
	Shares	Amount	Capital	Deficit	Income	Equity	Subsidiaries

Balance December 31, 2009	2,759,145	$275,915	$12,344,709	$(6,824,000)	$(62,669)	$5,733,955	$4,609,004

Repurchase of common stock	(71)	(7)	(87)			(94)

Unrealized gain on available
for sale securities					39,329	39,329

Subsidiary dividends							(982)

Net loss				(502,604)		(502,604)	(163,504)

Balance December 31, 2010	2,759,074	275,908	12,344,622	(7,326,604)	(23,340)	5,270,586	4,444,518

Repurchase of common stock	(8,374)	(838)	(8,487)			(9,325)

Unrealized gain on available
for sale securities					366	366

Subsidiary dividends							(4,138,720)

Effect of liquidation of
noncontrolling interest in
subsidiary			104,660			104,660	(104,660)

Net loss				(703,763)		(703,763)	(201,138)

Balance December 31, 2011	2,750,700	$275,070	$12,440,796	$(8,030,367)	$(22,974)	$4,662,525	$-

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the “Company” or “Kent”) and the consolidated accounts of Kent’s wholly owned subsidiary, Kent International Holdings, Inc., (“Kent International”) and its subsidiaries Kent Capital, Inc. (“Kent Capital”) and Kent Texas Properties, LLC (“KTP”).  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

Mortgage Loan Receivable

The fair value of the Kent International’s mortgage loan receivable is governed by FASB ASC Topic 820, Fair Value Measurements and Disclosures. As the loan is short term and the value of the underlying asset is believed to exceed the value of the loan, the loan is reported at cost.

Property, Depreciation and Impairment

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

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.  There were no common stock options outstanding for either of the years ended December 31, 2011 and 2010; thus, there was no dilutive effect for either year.

For more information on stock options, see Note 8 of the Notes to Consolidated Financial Statements.

NOTE 2 – BUSINESS AND ASSOCIATED RISK

Kent Financial Services, Inc.’s (“Kent” or the “Company”) business is operating as a real estate corporation through its wholly owned subsidiary, Kent International Holdings, Inc. (“Kent International”) (See Note 10).

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

NOTE 3 – MARKETABLE SECURITIES

Marketable securities owned as of December 31, 2011 and 2010, comprised mainly of portfolio positions (equity securities) held for capital appreciation, consisted of the following:

		December 31, 2011		December 31, 2010

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.20%	$8,400	$18,600	$8,400	$18,600
All other equity securities	N/A	435	4,374	69	4,740

		$8,835	$22,974	$8,469	$23,340

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

NOTE 4 – REAL ESTATE AND RELATED ASSETS

Real estate assets together with real estate related intangible assets and liabilities as of December 31, 2011 consisted of:

	Cost	Useful Life	Accumulated Depreciation / Amortization	Net Book Value

Land	$1,280,000			$1,280,000
Buildings	1,130,292	20	$44,098	1,086,194
Improvements	529,387	7	59,004	470,383

Subtotal real estate assets	2,939,679		103,103	2,836,577

Real estate related intangible assets:
Leases in place value	1,624,052	7	181,014	1,443,038
Unamortized tenant improvement allowances	530,444	12	34,492	495,952

	2,154,496		215,506	1,938,990

	$5,094,175		$318,609	$4,775,567

Below market lease value acquired	$(769,175)	12	$(50,015)	$(719,160)

Depreciation and amortization expense was $318,609 for the year ended December 31, 2011.  $50,015 in capitalized below market rents were amortized as an increase to rental income during the year ended December 31, 2011.

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

NOTE 5 – MORTGAGE LOAN RECEIVABLE

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

NOTE 6 - INCOME TAXES

Income tax expense was made up entirely of income taxes due to the States of New Jersey and North Carolina in 2011 and 2010.  As a result, the income tax expense for the years ended December 31, 2011 and 2010 is different from the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate of 35%.  The reasons for this difference and the related tax effect are as follows:

	2011	2010

Loss before income taxes	$(703,365)	$(499,932)
Statutory federal income tax rate	35%	35%

Expected income tax benefit	(246,178)	(174,976)
Increase in valuation allowance	246,178	174,976
State income tax expense	398	2,672

Provision for income tax	$398	$2,672

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2011 are as follows:

		Kent
	Company	International	Total

Net operating loss carryforwards	$3,348,411	$20,887,815	$24,236,226
Post employment benefit obligations	864,000		864,000
Depreciation Timing Differences		(207,673)	(207,673)
Stock based compensation deductions	(35,488)	(23,433)	(58,921)

	4,176,923	20,656,709	24,833,632
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,461,923	7,229,848	8,691,771
Research and development and other credits		67,432	67,432

	1,461,923	7,297,280	8,759,203
Valuation Allowance	(1,461,923)	(7,297,280)	(8,759,203)

Net deferred tax asset December 31, 2011	$-	$-	$-

Temporary differences and carryforwards that result in the Company’s net deferred tax asset at December 31, 2010 were as follows:

		Kent
	Company	International	Total

Net operating loss carryforwards	$2,970,752	$26,541,941	$29,512,693
Post employment benefit obligations	720,000		720,000
Stock based compensation deductions	(35,488)	(23,433)	(58,921)

	3,655,264	26,518,508	30,173,772
Statutory federal income tax rate	35%	35%	35%

Expected income tax benefit	1,279,342	9,281,478	10,560,820
Research and development and other credits		290,203	290,203

	1,279,342	9,571,681	10,851,023
Valuation Allowance	(1,279,342)	(9,571,681)	(10,851,023)

Net deferred tax asset December 31, 2010	$-	$-	$-

Deferred tax assets reflect the net effects of operating loss and tax credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Based upon Kent International’s and the Company’s operating history, which includes continuous operating losses (excluding extraordinary gains) in each of the last five years and the Company’s assessment of Kent International’s and the Company’s ability to achieve future taxable income, a 100% valuation allowance has been established for Kent International’s and the Company’s deferred tax assets.  Approximately $6.2 million in NOLs and $223k in tax credits expired at the end of 2011 and the remaining NOLs and tax credit carryforwards expire in various years from 2012 through 2026 as shown on the following table:

	Carryover
Expiration Year	Company	Kent International

2012	$302,762	$5,401,648
2013	119,550	11,454,165
2014	185,581	-
2015	-	-
2016	-	245,878
2017-2025	2,740,518	3,786,124

Total	$3,348,411	$20,887,815

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

We are currently open to audit for all years ended December 31, 1997 to present for Kent International and Kent Financial as a result of our large NOL carryforwards.  However, we are only open to additional tax assessments under the Internal Revenue Code Statute of Limitations for the years ended December 31, 2008 to present.  We do not currently have any ongoing tax examinations.

NOTE 7 – COMPENSATION CONTRACTS AND POST-EMPLOYMENT BENEFITS

Bryan P. Healey’s employment agreement ("Agreement") pursuant to which Mr. Healey serves as the Company's President and Chief Financial Officer is for a three year term at an annual salary of $168,000 ("Base Salary"); this term is automatically extended one day for each day elapsed after July 1, 2011.  Mr. Healey may terminate his employment after a change of control for good reason in accordance with certain provisions of the Agreement, at which time he would be paid the greater of the (i) Base Salary payable under the Agreement through the expiration date of the Agreement or (ii) an amount equal to three times the average annual Base Salary paid to him during the preceding five years.  In the event of Mr. Healey's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to three years Base Salary, payable in 36 equal monthly installments.  Should Mr. Healey become "disabled" (as such term is defined in the Agreement) during the term of the Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 80 equal to 80% or more of Mr. Healey's Base Salary, he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability.  Such payments shall continue until Mr. Healey attains the age of 80.

Paul O. Koether’s employment agreement ("Agreement") pursuant to which Mr. Koether serves as the Company's Director of Corporate Development is for a three year term at an annual salary of $120,000 ("Base Salary"); this term is automatically extended one day for each day elapsed after December 7, 2011.  Mr. Koether may terminate his employment after a change of control for good reason in accordance with certain provisions of the Agreement, at which time he would be paid the greater of the (i) Base Salary payable under the Agreement through the expiration date of the Agreement or (ii) an amount equal to three times the average annual Base Salary paid to him during the preceding five years.  In the event of Mr. Koether's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to three years Base Salary, payable in 36 equal monthly installments.  Should Mr. Koether become "disabled" (as such term is defined in the Agreement) during the term of the Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 80 equal to 80% or more of Mr. Koether's Base Salary, he shall be paid an annual disability payment equal to 80% of his Base Salary in effect at the time of the disability.  Such payments shall continue until Mr. Koether attains the age of 80.

The Company’s estimate of post-employment obligations was increased by $144,000 during the year ended December 31, 2011 as a result of the amendments to the employment contracts with Paul O. Koether and Bryan P. Healey.  The accrual for post-employment obligations is based upon the base salaries of said employees.  Therefore, although Mr. Koether’s salary was decreased from $240,000 to $120,000, Mr. Healey’s salary was increased to $168,000 from $156,000.  The net of the decrease and increase resulted in a $144,000 additional accrual.  The Company has accrued approximately $864,000 and $720,000 as of December 31, 2011 and 2010, respectively, for post-employment benefits related to Mr. Healey’s and Mr. Koether’s contracts.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock without par value, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2011.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  In December 2011, the Board of Directors approved an increase in the amount of shares available to repurchase under the plan from 64,769 shares to 250,000 shares.  8,374 shares were repurchased for $9,325 during 2011 and 71 shares were repurchased for $94 in 2010.  As of December 31, 2011, 241,626 shares are remained authorized for repurchase under the program.

Stock Options

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the years ending December 31, 2011 and 2010, respectively, as no options were earned during these periods.  At December 31, 2011 and 2010, the Company had no common stock options outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $79,407 and $74,358 in the years ended December 31, 2011 and 2010, respectively.

NOTE 10 - KENT INTERNATIONAL HOLDINGS GOING PRIVATE TRANSACTION

Until December 7, 2011, the Company’s wholly owned subsidiary, Kent International was a publicly traded company, trading on the OTC Pink Market under the ticker symbol “KNTH.PK”.  On August 22, 2011, Kent International filed a Schedule 14C Preliminary Information Statement with the United States Securities and Exchange Commission (the “SEC”) in connection with a “going private” transaction.  The transaction involved an amendment to Kent International’s Articles of Incorporation to affect a one-for-950,000 reverse stock split.  Fractional shares resulting from the reverse split were redeemed by Kent International for cash consideration of $2.50 per pre-split share.

The transaction, completed on December 7, 2011, resulted in Kent owning 100% of Kent International.  Kent International paid $4,138,720 to redeem the fractional shares owned by the minority shareholders as a result of the reverse split.  The transaction has been accounted for as an equity transaction and the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest has been adjusted has been recognized in additional paid in capital attributable to Kent Financial Services Shareholder’ equity.

NOTE 11 – DISCONTINUED OPERATIONS

Kent Educational was a wholly owned subsidiary of the Company that had a 60% controlling interest in The Academy for Teaching and Leadership, Inc. (“The Academy”).  The Academy, headed by Dr. Saul Cooperman, a former Commissioner of Education in the State of New Jersey, provided educators various programs designed to improve themselves, their students, and their schools.  Despite ongoing business development activities, The Academy was unable to secure any contracts for services to be rendered during the 2009-2010 school year.  Accordingly, management decided to cease operations of the Academy effective December 31, 2009.  Kent Educational and The Academy were dissolved by the State of Delaware on September 20, 2010.  The net results of operations in 2010 related to The Academy are reported as discontinued operations on the Statements of Operations.

The Company shut down its social networking website, ChinaUSPals.com in December 2011.  The termination of operations did not result in any costs.  As there were no material operating costs associated with the website, no change to the Statements of Operations was required.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent events were evaluated as of the day the financial statements were issued.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2011.

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

Item 9B.  OTHER INFORMATION

None.
PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

On December 7, 2011, the Board of Directors elected Diarmuid F. Boran as a Director of the Company.  Subsequent to the election, Paul O. Koether resigned as Chairman, Chief Executive Officer and as a Director of the Company and all of its subsidiaries effective December 7, 2011.  William Mahomes, Jr. and James Bicksler, PhD also resigned as Directors of the Company effective that date.

The members of the Board of Directors will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company are as follows:

Name	Age	Position Held

Bryan P. Healey	41	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Casey K. Tjang	73	Director

Diarmuid F. Boran	52	Director

Bryan P. Healey, a certified public accountant, is the Chairman, Chief Executive Officer, President and Chief Financial Officer of Kent Financial Services, Inc. (“Kent”) and a registered representative with T.R. Winston and Company L.L.C.  Mr. Healey has been Secretary and Chief Financial Officer of Kent since May 2006 and a Director since November 2007.  The titles of Chairman, Chief Executive Officer and President were added in 2011.  Mr. Healey has been a registered representative of T. R. Winston & Company, L.L.C. since September 2011 and previously served in the same capacity from July 2006 to October 2009.  Until December 2011, Mr. Healey was also the Vice-President, Secretary and Chief Financial Officer since May 2006 and a Director since November 2007 of Kent International Holdings, Inc., Kent’s now wholly owned subsidiary.  From September 1995 to April 2006, Mr. Healey was with Bowman & Company, L.L.P., the largest CPA firm in Southern New Jersey, in various positions including audit manager from July 2001 to April 2006.

Mr. Healey’s comprehensive knowledge and experience in corporate finance and accounting makes him an important asset to the Company.

Casey K. Tjang is a non-executive director.  Mr. Tjang was formerly chairman and chief executive officer of First Merchant Bankers, Inc., a private merchant bank dealing with Asia-Pacific businesses from January 2004 to December 2009.  From September 2001 to February 2002, he was president and chief executive officer and from August 2000 to September 2001 was chief financial officer of Knowledgewindow, Inc., an e-learning provider of Internet training.  From February 2002 to December 2009, Mr. Tjang was president and chief executive officer of Princeton Accredited Services, Inc. and Erudite Internet Systems, Inc. an e-learning custom courseware developer and provider of an Internet based distance education system.  From 2005 to December 2009, he was chairman and chief executive officer of Princeton Business School, a provider of an online education towards Entrepreneurial Master of Business Administration degree program.  Since January 2010, Mr. Tjang has been retired and is not involved in any significant business activities.

Mr. Tjang’s experience in corporate finance and banking is important to the Company as both the Chairman of the Audit Committee as well as evaluating potential merger and acquisition candidates.

Diarmuid F. Boran was elected Director of the Company on December 7, 2011.  Mr. Boran was a Director of the Kent International Holdings, Inc., a subsidiary of the Company, from May 2003 to December 2011.  Mr. Boran is currently Director of Business Development for Meritage Portfolio Management, an institutional portfolio management firm he joined in January 2012.  He previously was the Chief Operating Officer of Brandmeyer Enterprises, a family office, from May 2008 through November 2011.  From November 2006 through May 2008 he was employed by Enturia, Inc., a medical device manufacturer, most recently as Vice President, Corporate Development.  From March 2005 through May 2006 he was the Entrepreneur in Residence for the Kansas Technology Enterprise Corporation, a private/public partnership established by the state of Kansas to promote technology-based economic development.  He worked as an independent consultant from January 2003 to February 2005 and from April 2001 to October 2001.  From October 2001 to December 2002, Mr. Boran was employed by EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA, Darmstadt, Germany, most recently as Leader, Oncology Licensing and Business Development.  From May 2000 to September 2000 Mr. Boran served as Senior Vice President, Business Development for DJ Pharma, Inc. which was then acquired by Biovail Pharmaceuticals, Inc.  Mr. Boran served as Senior Vice President, Business Development for Biovail until April 2001.

Mr. Boran has had significant experience in mergers and acquisitions as well as business development throughout his career.  His background is valuable to the Company as it reviews potential merger or acquisition candidates.

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2011.

Board Leadership Structure

Mr. Healey serves as our Chairman of the Board and as our Chief Executive Officer.  The Board believes that because the CEO is ultimately responsible for executing the strategic direction of the Company and for the performance of the Company, the CEO is the director best qualified to act as Chairman of the Board.  Additionally, given the size of the Company’s operations, it would be unduly burdensome on the Company to hire an individual to serve as the CEO.  Further, as the controlling shareholder of Kent, Mr. Healey has the ability to influence operational and strategic decisions through voting control.

Board’s Oversight of Risk Management

The Board has an active role, as a whole and also at the audit committee level, in overseeing management of the Company’s risks.  The Audit Committee oversees management of financial, accounting and internal control risks.

Audit Committee

The Board of Directors of the Company has determined that Casey K. Tjang is an audit committee financial expert, as that term is defined under SEC rules and that Mr. Tjang is independent, as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  The Company has a separately designated standing Audit Committee whose members are Casey K. Tjang and Diarmuid F. Boran.

Nominating Committee; Compensation Committee

The Board of Directors has neither a nominating committee nor a compensation committee.  The Board believes that its numbers are sufficiently small that nominations and determinations of compensation can be addressed by the entirety of the Board.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office: 7501 Tillman Hill Road, Colleyville, Texas 76034, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2011, 2010 and 2009, for those persons who were, at December 31, 2011, 2010 and 2009, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	All Other Compensation (2)		Total

Paul O. Koether	2011	$180,000					$180,000
Chief Executive Officer and	2010	240,000			$8,750	(3)	248,750
Chairman of the Board	2009	240,000			14,400	(3)	254,400

Bryan P. Healey
Chief Executive Officer,
Chief Financial Officer,	2011	162,000					162,000
Principal Financial and	2010	156,000					156,000
Accounting Officer	2009	156,000					156,000

(1)
Paul O. Koether resigned as Chief Executive Officer and Chairman of the Board on December 7, 2011.  Mr. Koether will continue as Director of Corporate Development.  Bryan P. Healey was elevated to the roles of Chief Executive Officer and Chairman of the Board on December 7, 2011.

(2)
Omitted from this table are amounts paid for group life, health and hospitalization insurance provided to the Named Officers.  These benefits do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees.

(3)	All Other Compensation also includes $8,750 and $14,400 paid in 2010 and 2009, respectively, to lease an automobile used for business purposes.

(4)	The Company has no bonus or deferred compensation plans and pays bonuses at the discretion of the Board based on performance.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at December 31, 2011.

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $1,000 plus $200 for each day of attendance at board and committee meetings.  During 2011, the Company paid directors' fees in the aggregate amount of $41,000.  The table below includes information about compensation paid to our non-employee directors:

Name	Fees Earned or Paid in Cash	Total

William Mahomes, Jr.	$13,400	$13,400

Casey K. Tjang	13,000	13,000

Diarmuid Boran	1,200	1,200

James. L. Bicksler	13,400	13,400

	$41,000	$41,000

Employment Agreements

Bryan P. Healey

Effective July 1, 2011 the Company and Bryan P. Healey, CPA entered into an employment agreement (“Healey Agreement”) pursuant to which Mr. Healey serves as the Company’s President and Chief Financial Officer for an initial three year term at an annual salary of $168,000 (“Healey Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors.  The term is to be automatically extended one day for each day elapsed after the Effective Date.

Mr. Healey may terminate his employment under the Healey Agreement at any time for “good reason” (defined below) within 36 months after the date of a “Change in Control” (defined below).  Upon his termination, Mr. Healey shall be paid the Healey Base Salary payable under the Healey Agreement through the expiration date of the Healey Agreement.

A Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company’s stock outstanding as of July 1, 2011, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company’s outstanding stock or (ii) individuals constituting the Board of Directors on July 1, 2011 (“Incumbent Board”), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board.  “Good reason” means a determination made solely by Mr. Healey in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

Mr. Healey may also terminate his employment if the Company fails to perform its obligations under the Healey Agreement (including any material change in Mr. Healey’s duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

The Company may terminate Mr. Healey’s employment under the Healey Agreement for “cause” which is defined as (i) Mr. Healey’s continued failure to substantially perform his duties under the Healey Agreement (other than by reason of his mental or physical incapacity or the removal of his office to a location more than five miles from its current location) which is not cured within specified time periods, or (ii) Mr. Healey’s conviction of any criminal act or fraud with respect to the Company. The Company may not terminate Mr. Healey’s employment except by a vote of not less than 80 percent of the entire Board of Directors at a meeting at which Mr. Healey is given the opportunity to be heard.

In the event of Mr. Healey’s death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to his then current annual salary in equal monthly installments for the remainder of the term of the Healey Agreement.  Should Mr. Healey become disabled during the term of the Healey Agreement, Mr. Healey shall be paid such benefits to which he is entitled under the terms of such long-term insurance as the Company has provided him or 80% of his salary for the remainder of the three year term of the Healey Agreement, whichever is greater, in accordance with his regular payment schedule.

Paul O. Koether

On December 7, 2011 (“Effective Date”) the Company and Paul O. Koether entered into an employment agreement (“Koether Agreement”) pursuant to which Mr. Koether serves as the Company’s Director of Corporate Development for an initial three year term at an annual salary of $120,000 (“Base Salary”), which may be increased but not decreased at the discretion of the Board of Directors.  The term is to be automatically extended one day for each day elapsed after the Effective Date.

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

A Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company’s stock outstanding as of December 7, 2011, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company’s outstanding stock or (ii) individuals constituting the Board of Directors on December 7, 2011 (“Incumbent Board”), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board.  “Good reason” means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

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

In the event of Mr. Koether’s death during the term of the Koether Agreement, his beneficiary shall be paid a death benefit equal to $120,000 per year for three years payable in equal monthly installments.  Should Mr. Koether become “disabled” (as such term is defined in the Koether Agreement) during the term of the Koether Agreement and either long-term disability insurance is not provided by the Company or such policy does not provide an annual benefit to age 80 equal to 80% or more of Mr. Koether’s base salary, he shall be paid an annual disability payment equal to 80% of his base salary in effect at the time of the disability.  Such payments shall continue until Mr. Koether attains the age of 80.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the Company's common stock beneficially owned as of February 29, 2012 by each director and executive officer of the Company, by each person having beneficial ownership of five percent or more of the Company's common stock and by all directors and officers of the Company as a group.

	Amount and Nature
Name and Address	of Beneficial	Percent of
of Beneficial Owner	Ownership (1)	Class

Bryan P Healey	1,814,624 (2)	67.14%
c/o 7501 Tillman Hill Road
Colleyville, TX 76034

Casey K. Tjang	-	-
17 Ray Street
Unionville, ON L3R-4R2

Diarmuid F. Boran	-	-
c/o 7501 Tillman Hill Road
Colleyville, TX 76034

Jennifer S. Healey	1,658,323 (3)	61.35%
c/o 7501 Tillman Hill Road
Colleyville, TX 76034

All Directors and Executive	1,814,624	67.14%
Officers as a Group (3 persons)

(1)
The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in other footnotes below.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days for all directors and executive officers as a group.

(2)	Includes 12,918 shares held in Mr. Healey’s IRA, 1,658,323 shares beneficially owned by Mr. Healey’s spouse and 25,800 shares owned in custodial accounts for the benefit of family members.

(3)	Includes 25,800 shares owned in custodial accounts for the benefit of family members.

Stock Option and Stock Appreciation Rights; Grants and Exercises

In 2005, stockholders holding approximately 54.69% of the outstanding common stock of the Company approved the Kent Financial Services, Inc. 2005 Stock Option Plan (“2005 Stock Option Plan”), by written consent.  The Board of Directors also approved the 2005 Stock Option Plan.  Under the 2005 Stock Option Plan, a total of 400,000 shares of Common Stock were available for issuance to key employees, including officers of the Company or any of its subsidiaries.  At December 31, 2011, the Company had no common stock options outstanding.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were approximately $79,407 and $74,358 in the years ended December 31, 2011 and 2010, respectively.

Director Independence

The following members of our Board of Directors are independent,” as the term is defined in the Rules of the NASDAQ Stock Market:  Casey K. Tjang and Diarmuid F. Boran.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Principal Accountant for 2011 and 2010 was Paritz and Company, P.A. (“Paritz”).

Year ended December 31, 2011
Audit Fees:  The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011 are $34,500.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2011 were $6,000.

Audit Related Fees: No audit related fees were billed to the Company by Paritz in 2011.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2011 were $2,900.

All Other Fees: There were no other fees billed to the Company by Paritz during 2011.

The hours expended on Paritz’ engagement to audit the Company’s financial statements for 2011 that were attributed to work performed by persons other than full-time permanent employees of Paritz was not greater than 50% of the total hours expended.

Year ended December 31, 2010
Audit Fees:  The aggregate fees, including expenses, billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 were $21,500.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2010 were $6,000.

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

Item 15.  EXHIBITS

The following exhibits are filed as part of this report:

(a) Exhibits

3.1	Articles of Incorporation of Kent Financial Services, Inc. (1)

3.2	Bylaws of Kent Financial Services, Inc. (1)

10.1	Employment Agreement, dated December 7, 2011 by and between Kent Financial Services, Inc. and Paul O. Koether. (3)**

10.2	Employment Agreement, dated July 1, 2011 by and between Kent Financial Services, Inc. and Bryan P. Healey. (4)**

10.3	Kent Financial Services 2005 Stock Option Plan, Form of Incentive Stock Option and Form of Non-Qualified Stock Option. (5)

21	Subsidiaries*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.ins	XBRL Instance Document*
101.xsd	XBRL Taxonomy Extension Schema Document*
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*
101.def	XBRL Taxonomy Extension Definition Linkbase Document*
101.lab	XBRL Taxonomy Extension Label Linkbase Document*
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*
 ___________________
*	Filed herewith.
**	Compensatory Plan

(1)	Filed as an exhibit to the Company’s Form 8-K filed on December 20, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed on March 2, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K filed on December 7, 2011, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed on June 14, 2011, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed on December 2, 2005, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: March 20, 2012	BY	/s/ Bryan P. Healey
Bryan P. Healey
Chairman of the Board and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 20, 2012	/s/ Bryan P. Healey
Bryan P. Healey
Chairman of the Board, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)

Dated: March 20, 2012	/s/ Diarmuid F. Boran.
Diarmuid F. Boran
Director

Dated: March 20, 2012	/s/ Casey K. Tjang
Casey K. Tjang
Director