Form 10-K/A
period 2011-12-31
KENT FINANCIAL SERVICES INC
filed 2012-03-21
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
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
Yes                       No   X

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price on the NASDAQ Capital Markets as of June 30, 2011, was approximately $1. 075 million.  At February 29, 2012, there were 2, 702,964 shares of common stock outstanding.

Amendment No. 1

This amendment is being filed in order to correct the number of shares outstanding at February 29, 2012 and minor typographical errors.

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

Real Estate

On March 22, 2011, the Company, through a wholly owned subsidiary of Kent International, Kent Texas Properties, LLC (“KTP”), acquired the land and improvements located at 4211 Cedar Springs Road (the “Property”) in Dallas, Texas.  The acquisition was funded using cash on hand and the Property is not subject to any loans or encumbrances.  KTP was organized for the purpose of owning the Property, and has not engaged in any other business activity.  Commencing with this purchase, the Company began to operate as a real estate corporation that owns and operates an income producing property.  We will look to opportunistically acquire additional income producing properties such as commercial buildings, small shopping centers or apartment buildings, or any other type of income producing property that offers a suitable yield.  We will focus our search primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

The Company’s general investment strategy shall be to make investments in real properties that offer attractive current yields with, in some cases, potential for capital appreciation.  We may buy these properties directly, through joint ventures, or as general partner in limited partnerships utilizing funds raised from accredited investors.  We believe that the current economic climate together with a restriction in credit available to would be purchasers of real estate may enable the Company to acquire properties at favorable prices by funding the purchases with cash on hand.  We would then attempt to obtain a mortgage on said properties after closing .   We are currently reviewing opportunities to obtain a commercial mortgage loan meant to refinance our purchase of 4211 Cedar Springs; however, we have not yet made a formal application for a mortgage and  are uncertain whether any mortgage will be approved or what terms may be offered.

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

Broker-Dealer Risks

The securities industry is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the ownership of securities, customer fraud, employee errors and misconduct and litigation.  Kent Capital is engaged in an extremely competitive business and its competitors include organizations that have substantially more employees and greater financial resources.  Kent Capital may also compete for investment funds with banks, insurance companies, hedge funds, private equity funds and other investment companies.

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

Contractual Commitments

Other than the employment agreements with the Company’s Chief Executive Officer and Director of Corporate Development, the Company has no contractual commitments.

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

Dated: March 20, 2012	/s/ Bryan P. Healey
Bryan P. Healey
Chairman of the Board, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)

Dated: March 20, 2012	/s/ Diarmuid F. Boran
Diarmuid F. Boran
Director

Dated: March 20, 2012	/s/ Casey K. Tjang
Casey K. Tjang
Director