Form 10-Q
period 2012-03-31
KENT FINANCIAL SERVICES INC
filed 2012-04-30
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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
Yes    X      No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes    X      No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No    X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of April 30, 2012, the issuer had 2,700,464 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended March 31, 2012
Table of Contents

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

Consolidated Statements of Operations for the
Three Months Ended March 31, 2012 and 2011	4

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1a. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	18

PART I   -FINANCIAL INFORMATION
Item 1.  -                     Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS

Cash and cash equivalents	$1,420,559	$1,560,021
Marketable securities	12,664	8,835
Accounts receivable	81,715	116,855
Prepaid expenses and other current assets	18,561	18,432
Real estate assets:
Land	1,280,000	1,280,000
Building and improvements (net of accumulated depreciation
of $136,023 and $103,103)	1,523,656	1,556,577
Intangible assets (net of accumulated amortization
of $284,317 and $215,506)	1,870,179	1,938,990
Other assets	21,000	21,000

Total assets	$6,228,334	$6,500,710

LIABILITIES

Accounts payable and accrued expenses	$188,542	$255,025
Below market lease value acquired (net of accumulated
amortization of $65,984 and $50,015)	703,191	719,160
Accrued post employment obligations	864,000	864,000

Total liabilities	1,755,733	1,838,185

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value;
500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value;
8,000,000 shares authorized;
2,702,964 and 2,750,700 shares issued and outstanding	270,296	275,070
Additional paid-in capital	12,390,909	12,440,796
Accumulated deficit	(8,169,459)	(8,030,367)
Accumulated other comprehensive loss	(19,145)	(22,974)

Total equity	4,472,601	4,662,525

Total liabilities and equity	$6,228,334	$6,500,710

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental Income	$202,586	$21,564
Tenant reimbursement	15,293	489
Other income	6,500	7,632

Total revenues	224,379	29,685

Expenses:
Operating and maintenance expenses	59,197	3,610
Property taxes and insurance	31,256	1,920
General and administrative	170,940	228,238
Depreciation and amortization	101,731	11,179

Total expenses	363,124	244,947

Loss from operations	(138,745)	(215,262)

Other income
Interest and dividend revenue		3,115

Loss before income taxes	(138,745)	(212,147)
Provision for income tax expense	(347)	(398)

Net loss	(139,092)	(212,545)

Add: net loss attributable to noncontrolling interest		57,878

Net loss attributable to Kent Financial Services shareholders'	(139,092)	(154,667)

Other comprehensive income (loss):
Unrealized gain on available for sale securities	3,829	2,571

Comprehensive loss	$(135,263)	$(152,096)

Basic and diluted net loss per common share:	$(0.05)	$(0.06)

Weighted average number of common shares outstanding	2,731,815	2,759,076

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(139,092)	$(154,667)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	101,731	11,179
Amortization of below market rate lease	(15,969)	(1,755)
Minority interest in subsidiaries losses		(57,878)
Changes to operating assets and liabilities:
Change in accounts receivable	35,140	(63,982)
Change in prepaid expenses and other current assets	(129)	(24,359)
Change in accounts payable and accrued expenses	(66,482)	9,511

Net cash used in operating activities	(84,801)	(281,951)

Cash flows from investing activities:
Acquisition of land, buildings and improvements including
intangible assets, and net of below market leases acquired		(4,325,000)

Net cash used in investing activities	-	(4,325,000)

Cash flows from financing activities:
Repurchase of common stock	(54,661)

Net cash used in financing activities	(54,661)	-

Net decrease in cash and cash equivalents	(139,462)	(4,606,951)
Cash and cash equivalents at beginning of period	1,560,021	10,514,981

Cash and cash equivalents at end of period	$1,420,559	$5,908,030

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$347	$398

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Kent Financial Services, Inc. and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Kent Financial Services, Inc. (the “Company”, “Kent”, “we” or “our”) and the consolidated accounts of Kent’s wholly owned subsidiary, Kent International Holdings, Inc., (“Kent International”) and its subsidiaries Kent Capital, Inc. (“Kent Capital”) and Kent Texas Properties, LLC (“KTP”).  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

NOTE 3 – Business

The Company’s business is operating as a real estate corporation through its wholly owned subsidiary, Kent International Holdings.

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

NOTE 5 - Securities Owned

Marketable securities owned as of March 31, 2012 and December 31, 2011, comprised mainly of portfolio positions (equity securities) held for capital appreciation, consisted of the following:

		March 31, 2012		December 31, 2011

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.20%	$12,000	$15,000	$8,400	$18,600
All other equity securities	N/A	664	4,145	435	4,374

		$12,664	$19,145	$8,835	$22,974

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

NOTE 6 – Real Estate and Related Assets

Real estate assets together with real estate related intangible assets and liabilities as of March 31, 2012 consisted of:

	Cost	Useful Life	Accumulated Depreciation / Amortization	Net Book Value

Land	$1,280,000			$1,280,000
Buildings	1,130,292	20	$58,178	1,072,114
Improvements	529,387	7	77,845	451,542

Subtotal real estate assets	2,939,679		136,023	2,803,656

Real estate related intangible assets:
Leases in place value	1,624,052	7	238,813	1,385,239
Unamortized tenant improvement allowances	530,444	12	45,504	484,940

	2,154,496		284,317	1,870,179

	$5,094,175		$420,340	$4,673,835

Below market lease value acquired	$(769,175)	12	$(65,984)	$(703,191)

Depreciation and amortization expense was $101,731 for the three months ended March 31, 2012. $15,969 in capitalized below market rents were amortized as an increase to rental income during the three months ended March 31, 2012.

The Property is 100% leased to the General Services Administration (GSA) of the United States pursuant to a lease dated January 9, 2006.  The initial term of the GSA lease runs from January 18, 2008 until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365. Although the Company is responsible for Property operating expenses, the lease includes a provision for reimbursement of certain operating expenses that exceed a baseline.  This base is subject to annual adjustment on March 1st of each year based on the Cost of Living Index (COLI).  The operating expense base was adjusted on March 1, 2012 resulting in an annual increase to the provision for reimbursement in the amount of $6,281.

NOTE 7 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended March 31, 2012.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  In December 2011, the Board of Directors approved an increase in the amount of shares available to repurchase under the plan from 64,769 shares to 250,000 shares.  This program has no expiration date.  47,736 and nil shares were repurchased in the three month periods ending March 31, 2012 and 2011, respectively.  As of March 31, 2012, 193,890 shares remained authorized for repurchase under the program.

NOTE 8 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at March 31, 2012 and 2011.

NOTE 9 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three month periods ending March 31, 2012 and 2011, as no options were earned during these periods.  At March 31, 2012, the Company had no common stock options outstanding.

NOTE 10 - Related Party Transactions

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $19,359 for the three months ended March 31, 2012 and $19,767 for the same period in 2011.

NOTE 11 – Net Operating Loss Carryforwards

As of December 31, 2011, the Company had approximately $3.348 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $20.89 million of NOL and $67,432 of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2012 through 2025.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2012 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 12 – Subsequent Events

On April 3, 2012, KTP, a wholly owned subsidiary of Kent International, entered into a contract to sell the property located at 4211 Cedar Springs Road in Dallas, Texas to Andrews-Dillingham Properties, Ltd. (the “Purchaser”) for $5,000,000.  The Purchaser is a non-affiliated Dallas based private real estate investor.  The sales contract is subject to the purchaser’s due diligence and inspection of the property.

Under the terms of the sales contract, the Purchaser placed a $25,000 refundable earnest money deposit in an escrow account to be applied towards the purchase price due at closing.  At the expiration of the inspection period (30 days from the effective date of the contract), the earnest money deposit converts to a non-refundable deposit.  The net sale proceeds to the Company will be the $5,000,000 sales price less a 2% commission, legal fees and closing costs which include the purchase of a title insurance policy.  Unless the sales contract is terminated by the Purchaser during the inspection period, the Company expects to close the sale by May 24, 2012.

Subsequent events were evaluated through the date the financial statements were issued.

Item 2.  -                     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, of Kent Financial Services, Inc. (the “Company”, “Kent”, “we” or “our”) as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

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

Results of Operations

The Company had a net loss of $139,092, or $.05 basic and fully diluted loss per share, for the quarter ended March 31, 2012, compared to a net loss of $154,667, or $0.06 basic and fully diluted loss per share, for the quarter ended March 31, 2011.  The decrease in the net loss was caused by a combination of the reduction of general and administrative expenses together with the excess of Property revenues over expenses.

Property Revenues

The Property located at 4211 Cedar Springs Road generated $202,586 in rental income and $15,293 in expense reimbursements during the three months ended March 31, 2012, all from the General Services Administration (GSA ), which is the only tenant for the Property.  During the period from March 22, 2011, when we acquired the Property, to March 31, 2011 the Property generated $21,564 in rental income and $489 in expense reimbursements.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

The lease rate includes an operating expense base of $187,206 annually (excluding property taxes) and a real estate tax base of $70,189.  The base year operating expenses are adjusted annually via the Cost of Living Index (COLI) and the GSA is responsible for any increases over the adjusted base year expenses.  Based upon 2011 actual property taxes and the operating expense base adjustment on March 1, 2012, this calculation is expected to generate an expense reimbursement of approximately $60,930 in 2012.

Other Revenues

For the three months ended March 31, 2012, other income decreased to $6,500 from $7,632 for the three months ended March 31, 2011.  The decrease was caused primarily by the decrease in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Interest and dividend income decreased to zero for the three months ended March 31, 2012, from $3,115 for the three months ended March 31, 2011.  The decrease for the period was caused primarily by the decrease in cash and cash equivalents available for investment after the acquisition of the Property and to a lesser extent by the extremely low interest rate on 90 day U.S. Treasury Bills.

General and Administrative Expenses

General and administrative expenses were $170,940 in the three months ended March 31, 2012 compared to $228,238 in the three months ended March 31, 2011, a decrease of $57,298 or 25%.  Significant decreases included approximately $29,000 in salaries and related payroll expenses, $7,000 in directors’ fees for both Kent and Kent International, and $7,000 in amortized Nasdaq listing fees.  The Company also incurred approximately $4,500 in travel, consulting and due diligence expenses related to the exploration of other potential transactions during the current quarter, as compared to the approximately $23,161 in consulting, due diligence and closing expenses related to the acquisition and operation of the Property incurred in the three months ended March 31, 2011.

Property Expenses

Kent International incurred $192,184 in expenses related to the operations of the Property during the quarter ended March 31, 2012.  These expenses included $29,314 in property taxes and $101,731 in depreciation and amortization expense.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  Kent International shall review these expenses to determine if there are any areas of savings.  We cannot be certain that the expenses we incur in operating the Property will not increase.

The GSA lease includes provisions for expense reimbursements of baseline expenses as adjusted by the COLI.  Significant expenses that are not explicitly subject to reimbursement by the GSA are property insurance, alarm monitoring, telephone, and management fees.  As the provision of all of these services is subject to intense competition, we do not anticipate meaningful increases.

Expenses such as electricity, water, cleaning, trash removal and landscaping are subject to GSA reimbursement to the extent that they increase, in the aggregate, above the baseline of $187,206 fixed in the GSA lease.  Although most of these expenses have not materially increased in recent years, electricity billing rates are very volatile and may increase well in excess of the COLI in any given year.  This base is subject to annual adjustment on March 1st of each year based on the Cost of Living Index (COLI).  The operating expense base was adjusted on March 1, 2012 resulting in an annual increase to the provision for reimbursement in the amount of $6,281.

Kent International has entered into various service contracts in conjunction with the acquisition of the Property including a temporary management contract, elevator, landscaping and HVAC maintenance, janitorial services, alarm monitoring, and waste removal.  These contracts include termination provisions and are not considered long term obligations.

Liquidity and Capital Resources

At March 31, 2012, the Company had cash and cash equivalents of $1,420,559.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at March 31, 2012 was approximately $1.345 million. Although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months.

Net cash of $84,801 was used in operations for the three months ended March 31, 2012, a decrease of $197,150 from the $281,951 used in operations for the three months ended March 31, 2011.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of cash flow generated by the Property.

There were no cash flows from investing activities reported during the quarter ended March 31, 2012.  The Company utilized $4,325,000 during the three months ending March 31, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas, Texas.  As of March 31, 2012, the Company had no commitments for capital expenditures.

$54,661 was utilized for the repurchase of 47,736 shares of common stock during the three months ended March 31, 2012.  There were no cash flows from financing activities reported during the three month period ending March 31, 2011.

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

Accordingly, based on his evaluation of our disclosure controls and procedures as of March 31, 2012, the Company’s Chief Executive and Financial Officer concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II  -                  OTHER INFORMATION

ITEM 1. -                    Legal Proceedings

None.

ITEM 1A.                   Risk Factors

There has been no material change from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. -                    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012			-	241,626
February 1, 2012 - February 29, 2012	47,736	$1.15	47,736	193,890
March 1, 2012 - March 31, 2012				193,890
Total	47,736	$1.15	47,736	193,890
(1)
In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. In December 2011, the Board of Directors approved an increase in the amount of shares available to repurchase under the plan from 64,769 shares to 250,000 shares.  This plan has no expiration date.

ITEM 3. -                    Defaults Upon Senior Securities

None.

ITEM 4. -                    Mine Safety Disclosures

Not Applicable

ITEM 5. -                    Other Information

None.

ITEM 6. -                    Exhibits

(a)                      Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

10.2	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.

(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on December 7, 2011.
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on June 14, 2011.

**           Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: April 30, 2012	By: /s/ Bryan P. Healey
Bryan P. Healey
Chairman of the Board
(Principal Executive Officer, Principal Financial and
Accounting Officer)