Form 10-Q
period 2012-06-30
KENT FINANCIAL SERVICES INC
filed 2012-08-10
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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
Yes  ___  No    X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of July 31, 2012, the issuer had 2,697,008 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2012
Table of Contents

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2012 and 2011	4

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

PART I   -FINANCIAL INFORMATION

Item 1.  -                      Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Cash and cash equivalents	$1,409,243	$1,560,021
Marketable securities	5,350	8,835
Accounts receivable	94,389	116,855
Prepaid expenses and other current assets	12,121	18,432
Real estate assets:
Land	1,280,000	1,280,000
Building and improvements (net of accumulated depreciation
of $168,943 and $103,103)	1,490,736	1,556,577
Intangible assets (net of accumulated amortization
of $353,128 and $215,506)	1,801,368	1,938,990
Other assets	21,000	21,000

Total assets	$6,114,207	$6,500,710

LIABILITIES

Accounts payable and accrued expenses	$172,073	$255,025
Below market lease value acquired (net of accumulated
amortization of $81,954 and $50,015)	687,221	719,160
Accrued post employment obligations	864,000	864,000

Total liabilities	1,723,294	1,838,185

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value;
500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value;
8,000,000 shares authorized;
2,697,008 and 2,750,700 shares issued and outstanding	269,701	275,070
Additional paid-in capital	12,384,218	12,440,796
Accumulated deficit	(8,236,547)	(8,030,367)
Accumulated other comprehensive loss	(26,459)	(22,974)

Total equity	4,390,913	4,662,525

Total liabilities and equity	$6,114,207	$6,500,710

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental Income	$202,586	$202,586	$405,172	$224,150
Tenant reimbursement	15,495	2,157	30,788	2,646
Interest on mortgage loan		5,890		5,890
Other income	40,421	9,476	46,921	17,108

Total revenues	258,502	220,109	482,881	249,794

Expenses:
Operating and maintenance expenses	66,671	63,684	125,868	67,294
Property taxes and insurance	31,230	18,917	62,486	20,837
General and administrative	125,958	280,686	296,898	508,924
Depreciation and amortization	101,731	101,731	203,462	112,910

Total expenses	325,590	465,018	688,714	709,965

Loss from operations	(67,088)	(244,909)	(205,833)	(460,171)

Other income
Interest and dividend revenue		784		3,899

Loss before income taxes	(67,088)	(244,125)	(205,833)	(456,272)
Provision for income tax expense			(347)	(398)

Net loss	(67,088)	(244,125)	(206,180)	(456,670)

Add: net loss attributable to noncontrolling interest		55,412		113,290

Net loss attributable to Kent Financial Services shareholders'	(67,088)	(188,713)	(206,180)	(343,380)

Other comprehensive income (loss):
Unrealized gain on available for sale securities	(7,314)	(3,313)	(3,485)	(742)

Comprehensive loss	$(74,402)	$(192,026)	$(209,665)	$(344,122)

Basic and diluted net loss per common share:	$(0.02)	$(0.07)	$(0.08)	$(0.12)

Weighted average number of common shares outstanding	2,699,764	2,759,074	2,715,807	2,759,074

See accompanying notes to consolidated financial statements.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(206,180)	$(343,380)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	203,462	112,910
Amortization of below market rate lease	(31,939)	(17,725)
Minority interest in subsidiaries losses		(113,290)
Changes to operating assets and liabilities:
Change in accounts receivable	22,467	(63,922)
Change in prepaid expenses and other current assets	6,311	(10,919)
Change in accounts payable and accrued expenses	(82,952)	91,752

Net cash used in operating activities	(88,831)	(344,574)

Cash flows from investing activities:
Mortgage loan made		(321,290)
Acquisition of land, buildings and improvements including
intangible assets, and net of below market leases acquired		(4,325,000)

Net cash used in investing activities	-	(4,646,290)

Cash flows from financing activities:
Repurchase of common stock	(61,947)

Net cash used in financing activities	(61,947)	-

Net decrease in cash and cash equivalents	(150,778)	(4,990,864)
Cash and cash equivalents at beginning of period	1,560,021	10,514,981

Cash and cash equivalents at end of period	$1,409,243	$5,524,117

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$347	$398

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

NOTE 3 – Business

The Company’s business is operating as a real estate corporation through its wholly owned subsidiary, Kent International.

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

NOTE 5 - Securities Owned

Marketable securities owned as of June 30, 2012 and December 31, 2011, comprised mainly of portfolio positions (equity securities) held for capital appreciation, consisted of the following:

		June 30, 2012		December 31, 2011

	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.	4.20%	$4,800	$22,200	$8,400	$18,600
All other equity securities	N/A	550	4,259	435	4,374

		$5,350	$26,459	$8,835	$22,974

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

NOTE 6 – Real Estate and Related Assets

Real estate assets together with real estate related intangible assets and liabilities as of June 30, 2012 consisted of:

	Cost	Useful Life	Accumulated Depreciation / Amortization	Net Book Value

Land	$1,280,000			$1,280,000
Buildings	1,130,292	20	$72,258	1,058,034
Improvements	529,387	7	96,685	432,702

Subtotal real estate assets	2,939,679		168,943	2,770,736

Real estate related intangible assets:
Leases in place value	1,624,052	7	296,610	1,327,442
Unamortized tenant improvement allowances	530,444	12	56,518	473,926

	2,154,496		353,128	1,801,368

	$5,094,175		$522,071	$4,572,104

Below market lease value acquired	$(769,175)	12	$(81,954)	$(687,221)

Depreciation and amortization expense was $101,731 and $203,462 for the three and six months ended June 30, 2012, respectively. $15,970 and $31,939 in capitalized below market rents were amortized as an increase to rental income during the three and six months ended June 30, 2012, respectively.

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

NOTE 7 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended June 30, 2012.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  In December 2011, the Board of Directors approved an increase in the amount of shares available to repurchase under the plan from 64,769 shares to 250,000 shares.  This program has no expiration date.  5,966 and 53,692 shares were repurchased in the three and six month periods ending June 30, 2012, respectively.  No shares were repurchased during the three and six month periods ending June 30, 2011.  As of June 30, 2012, 187,934 shares remained authorized for repurchase under the program.

NOTE 8 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at June 30, 2012 and 2011.

NOTE 9 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three and six month periods ending June 30, 2012 and 2011, as no options were earned during these periods.  At June 30, 2012, the Company had no common stock options outstanding.

NOTE 10 - Related Party Transactions

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $20,279 and $40,038 for the three and six months ended June 30, 2012, respectively and $21,559 and $41,326 in the three and six months ended June 30, 2011, respectively.

NOTE 11 – Net Operating Loss Carryforwards

As of December 31, 2011, the Company had approximately $3.348 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $20.89 million of NOL and $67,432 of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2012 through 2025.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2012 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 12 - Kent International Holdings Going Private Transaction

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

NOTE 13 – Subsequent Events

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

Commencing with the purchase of the land and improvements located at 4211 Cedar Springs Road in Dallas, Texas (the “Property”), Kent International began operating as a full service real estate corporation that owns and operates an income producing property.  We will look to opportunistically acquire additional properties, primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  We may compete for these opportunities with small private real estate companies and investors.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

The Company’s general investment strategy shall be to make investments in real properties that offer attractive current yields with, in some cases, potential for capital appreciation.  We may buy these properties directly, through joint ventures, or as general partner in limited partnerships utilizing funds raised from accredited investors.  The current economic climate and Kent’s limited cash on hand together with a restriction in credit available to would be purchasers of commercial real estate may hinder Kent International’s efforts to acquire properties at favorable prices.

Additionally, the Kent International’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under two business lines; Private Placements and Real Estate Syndication.  Kent Capital has not yet generated any revenue.  Kent International plans to operate the broker dealer in conjunction with our real estate operations.

Results of Operations

The Company had a net loss of $67,088, or $.02 basic and fully diluted loss per share, for the quarter ended June 30, 2012, compared to a net loss of $188,713, or $0.07 basic and fully diluted loss per share, for the quarter ended June 30, 2011.  For the six months ended June 30, 2012 the Company had a net loss of $206,180, or $.08 basic and fully diluted loss per share, compared to a net loss of $343,380, or $0.12 basic and fully diluted loss per share, for the six months ended June 30, 2011.  The decreases in the net losses were caused by a combination of:

●	the reduction of general and administrative expenses,
●	increased gross profit from the Property, which was owned for the full six months ended June 30, 2012 but only acquired on and owned after March 31, 2011, and
●	increase in other income attributable to administrative fees paid by an unaffiliated investment partnership.

Property Revenues

The Property located at 4211 Cedar Springs Road generated $202,586 in rental income and $15,495 in expense reimbursements during the three months ended June 30, 2012, compared to $202,586 in rental income and $2,157 in expense reimbursements for the three months ended June 30, 2011.  For the six months ended June 30, 2012, the Property generated $405,172 in rental income and $30,788 in expense reimbursements.  During the period from March 22, 2011, when we acquired the Property, to June 30, 2011 the Property generated $224,150 in rental income and $2,646 in expense reimbursements.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

The lease rate includes an operating expense base of $187,206 annually (excluding property taxes) and a real estate tax base of $70,189.  The base year operating expenses are adjusted annually via the Cost of Living Index (COLI) and the GSA is responsible for any increases over the adjusted base year expenses.  The bulk of the $28,142 increase in expense reimbursements for the six month period reflects the increase in property taxes which are subject to reimbursement.  Based upon 2011 actual property taxes and the operating expense base adjustment on March 1, 2012, this calculation is expected to generate an expense reimbursement of approximately $61,000 in 2012, compared to $54,028 in 2011.

Interest on Mortgage Loan

The Company recorded $5,890 in interest on mortgage loans receivable in the three and six months ended June 30, 2011.  The real estate note was for a maximum term of twenty-six (26) months and was structured as an interest only, participating mortgage with no prepayment penalty.  The stated interest rate was ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.

On August 19, 2011 the mortgage was repaid in full and the lien released.

Other Revenues

For the three months ended June 30, 2012, other income increased to $40,421 from $9,476 for the three months ended June 30, 2011.  Other income increased to $46,921 for the six months ended June 30, 2012, from $17,108 for the six months ended June 30, 2011, caused primarily by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Interest and dividend income decreased to zero for the three and six months ended June 30, 2012, from $784 and $3,899 for the three and six months ended June 30, 2011, respectively.  The decreases for the periods were caused primarily by the decrease in cash and cash equivalents available for investment after the acquisition of the Property and to a lesser extent by the extremely low interest rate on 90 day U.S. Treasury Bills.

General and Administrative Expenses

General and administrative expenses were $125,958 and $296,898 in the three and six months ended June 30, 2012, respectively, compared to $280,686 and $508,924 in the three and six months ended June 30, 2011, respectively. The amounts represented decreases of $154,728 and $212,026 or 55% and 42%, respectively for the three and six month periods.  Significant decreases included $54,186 in salaries and related payroll expenses, $18,200 in combined directors’ fees for both Kent and Kent International, $10,000 in audit and review fees, $13,750 in amortized NASDAQ listing fees, and $43,200 related to the 2011 increase in the accrual for post-employment obligations.  The Company also incurred approximately $10,302 in travel, consulting and due diligence expenses related to the exploration of other potential transactions during the current year to date, as compared to the approximately $77,552 in consulting, due diligence and closing expenses related to the acquisition of the Property and the exploration of other potential transactions incurred in the six months ended June 30, 2011.

Property Expenses

Kent International incurred $199,632 in expenses related to the operations of the Property during the quarter ended June 30, 2012.  These expenses included $31,230 in property taxes and insurance and $101,731 in depreciation and amortization expense.  During the six months ended June 30, 2012, Kent International incurred $391,816 in expenses related to the operations of the Property including $62,486 in property taxes and insurance and $203,462 in depreciation and amortization expense.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  We cannot be certain that the expenses we incur in operating the Property will not increase.  Kent International incurred $184,332 in expenses related to the operations of the Property during the quarter ended June 30, 2011 including $18,917 in property taxes and insurance and $101,731 in depreciation and amortization expense.  During the period from March 22, 2011, when we acquired the Property, to June 30, 2011, Kent International incurred $201,041 in expenses related to the operations of the Property including $20,837 in property taxes and insurance and $112,910 in depreciation and amortization expense.

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

Liquidity and Capital Resources

At June 30, 2012, the Company had cash and cash equivalents of $1,409,243.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at June 30, 2012 was approximately $1.349 million. Although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months.

Net cash of $88,831 was used in operations for the six months ended June 30, 2012, a decrease of $255,743 from the $344,574 used in operations for the six months ended June 30, 2011.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the decrease in our net loss and increases in accounts payable and accrued expenses.

There were no cash flows from investing activities reported during the six months ended June 30, 2012.  The Company utilized $4,325,000 during the six months ending June 30, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas, Texas.  Additionally, the Company utilized $321,290 during the six months ending June 30, 2011 to provide a first mortgage loan to a non-affiliated real estate investor secured by residential real estate.  As of June 30, 2012, the Company had no commitments for capital expenditures.

$61,947 was utilized for the repurchase of 53,692 shares of common stock during the six months ended June 30, 2012.  There were no cash flows from financing activities reported during the six month period ending June 30, 2011.

Other Disclosures

On April 3, 2012, Kent Texas Properties, LLC (“KTP”), a wholly owned subsidiary of Kent International, entered into a contract to sell the property located at 4211 Cedar Springs Road in Dallas, Texas to Andrews-Dillingham Properties, Ltd. (the “Purchaser”) for $5,000,000.  The sales contract was subject to the Purchaser’s due diligence and inspection of the property.  On May 3, 2012, the Purchaser exercised the election to terminate the contract prior to the expiration of the inspection period.

On August 4, 2012, Kent Capital, Inc. entered into an amended membership agreement with the Financial Industry Regulatory Authority (FINRA).  The amendment removed “Trading Securities for Our Own Account” from the authorized lines of business and reduced the Company’s net capital requirement from $100,000 to $5,000.

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

Accordingly, based on his evaluation of our disclosure controls and procedures as of June 30, 2012, the Company’s Chief Executive and Financial Officer concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II  -                 OTHER INFORMATION

ITEM 1. -                   Legal Proceedings

None.

ITEM 1A.                  Risk Factors

There has been no material change from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. -                   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012	2,500	$1.26	2,500	191,390
May 1, 2012 - May 31, 2012	1,095	$1.17	1,095	190,295
June 1, 2012 - June 30, 2012	2,361	$1.21	2,361	187,934
Total	5,956	$1.22	5,956	187,934

(1)
In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. In December 2011, the Board of Directors approved an increase in the amount of shares available to repurchase under the plan from 64,769 shares to 250,000 shares.  This plan has no expiration date.

ITEM 3. -                   Defaults Upon Senior Securities

None.

ITEM 4. -                   Mine Safety Disclosures

Not Applicable

ITEM 5. -                   Other Information

None.

ITEM 6. -                   Exhibits

(a)                               Exhibits

3.1	Bylaws of the Registrant, as amended. (l)

3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

10.1	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

10.2	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

10.3	Membership agreement between Kent Capital, Inc. and the Financial Industry Regulatory Authority

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on December 7, 2011.
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on June 14, 2011.

**           Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: August 10, 2012	By: /s/ Bryan P. Healey
Bryan P. Healey
Chairman of the Board
(Principal Executive Officer, Principal Financial and
Accounting Officer)