Form 10-Q/A
period 2012-06-30
KENT FINANCIAL SERVICES INC
filed 2012-09-05
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Amendment No. 1
This amendment is being filed in order to add the XBRL interactive data to the Form 10-Q originally filed August 12, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: September 4, 2012	By: /s/ Bryan P. Healey
Bryan P. Healey
Chairman of the Board
(Principal Executive Officer, Principal Financial and
Accounting Officer)