Form 10-Q
period 2012-09-30
KENT FINANCIAL SERVICES INC
filed 2012-11-09
CIK 316028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of October 31, 2012, the issuer had 2,693,941 shares of its common stock, par value $.10 per share, outstanding.

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended September 30, 2012

PART I   -FINANCIAL INFORMATION

Item 1.  -  Financial Statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Cash and cash equivalents	$1,414,010	$1,560,021
Marketable securities	481	8,835
Accounts receivable	106,971	116,855
Prepaid expenses and other current assets	15,352	18,432
Real estate assets:
Land	1,280,000	1,280,000
Building and improvements (net of accumulated depreciation of $202,225 and $103,103)	1,457,454	1,556,577
Intangible assets (net of accumulated amortization of $422,695 and $215,506)	1,731,801	1,938,990
Other assets	21,000	21,000

Total assets	$6,027,069	$6,500,710

LIABILITIES

Accounts payable and accrued expenses	$210,760	$255,025
Below market lease value acquired (net of accumulated amortization of $98,099 and $50,015)	671,076	719,160
Accrued post employment obligations	864,000	864,000

Total liabilities	1,745,836	1,838,185

EQUITY

Kent Financial Services shareholders' equity
Preferred stock without par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $.10 par value; 8,000,000 shares authorized; 2,697,008 and 2,750,700 shares issued and outstanding	269,394	275,070
Additional paid-in capital	12,380,775	12,440,796
Accumulated deficit	(8,364,608)	(8,030,367
Accumulated other comprehensive loss	(4,328)	(22,974

Total equity	4,281,233	4,662,525

Total liabilities and equity	$6,027,069	$6,500,710

See accompanying notes to consolidated financial statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental Income	$202,761	$202,761	$607,933	$426,911
Tenant reimbursement	15,494	2,157	46,282	4,803
Interest on mortgage loan		4,641		10,531
Other income	8,224	6,977	55,145	24,085

Total revenues	226,479	216,536	709,360	466,330

Expenses:
Operating and maintenance expenses	62,083	66,515	187,951	133,809
Property taxes and insurance	31,231	18,776	93,717	39,613
General and administrative	142,817	226,483	439,715	735,407
Depreciation and amortization	102,850	102,850	306,312	215,760

Total expenses	338,981	414,624	1,027,695	1,124,589

Loss from operations	(112,502)	(198,088)	(318,335)	(658,259)

Other income
Interest and dividend revenue	1,003	261	1,003	4,160
Investing gains (losses)	(16,562)		(16,562)
Gain on repayment of mortgage		3,608		3,608

Loss before income taxes	(128,061)	(194,219)	(333,894)	(650,491)
Provision for income tax expense			(347)	(398)

Net loss	(128,061)	(194,219)	(334,241)	(650,889)

Add: net loss attributable to noncontrolling interest		63,566		176,856

Net loss attributable to Kent Financial Services shareholders'	(128,061)	(130,653)	(334,241)	(474,033)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(69)	160	46	(582)
Reclassification adjustment for losses included in net loss	22,200		18,600

Comprehensive loss	$(105,930)	$(130,493)	$(315,595)	$(474,615)

Basic and diluted net loss per common share:	$(0.05)	$(0.05)	$(0.12)	$(0.17)

Weighted average number of common shares outstanding	2,696,294	2,759,074	2,709,258	2,759,074

See accompanying notes to consolidated financial statements

KENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(334,241)	$(474,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,312	215,760
Amortization of below market rate lease	(48,084)	(33,870)
Minority interest in subsidiaries losses		(176,856)
Net loss on sale of marketable securities	16,562
Changes to operating assets and liabilities:
Change in accounts receivable	9,884	(63,426)
Change in prepaid expenses and other current assets	3,080	(16,053)
Change in accounts payable and accrued expenses	(44,265)	89,738

Net cash used in operating activities	(90,752)	(458,740)

Cash flows from investing activities:
Mortgage loan made		(321,290)
Repayment of mortgage loan		321,290
Purchases of marketable securities	(59,001)
Sales of marketable securities	69,439
Acquisition of land, buildings and improvements including intangible assets, and net of below market leases acquired		(4,325,000)

Net cash provided by (used in) investing activities	10,438	(4,325,000)

Cash flows from financing activities:
Repurchase of common stock	(65,697)

Net cash used in financing activities	(65,697)	-

Net decrease in cash and cash equivalents	(146,011)	(4,783,740)
Cash and cash equivalents at beginning of period	1,560,021	10,514,981

Cash and cash equivalents at end of period	$1,414,010	$5,731,241

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$347	$398

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

NOTE 5 - Securities Owned

Marketable securities owned as of September 30, 2012 and December 31, 2011, comprised mainly of portfolio positions (equity securities) held for capital appreciation, consisted of the following:

		September 30, 2012		December 31, 2011
	Percent Owned	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value	Losses in Accumulated Other Comprehensive Income

GolfRounds.com, Inc.				$8,400	$18,600
All other equity securities	N/A	$481	$4,328	435	4,374

		$481	$4,328	$8,835	$22,974

In 2011, an unrealized loss of $18,600 was included in the Company’s financial statements related to its ownership of shares in GolfRounds.com, Inc.  In August 2012, the Company sold its GolfRounds.com, Inc. shares and incurred a realized loss of $17,607.  Related reclassification adjustments were made to other comprehensive income (loss) of $22,200 and $18,600 for the three and nine month periods ending September 30, 2012, respectively, to avoid double counting.

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

NOTE 6 – Real Estate and Related Assets

Real estate assets together with real estate related intangible assets and liabilities as of September 30, 2012 consisted of:

	Cost	Useful Life	Accumulated Depreciation / Amortization	Net Book Value

Land	$1,280,000			$1,280,000
Buildings	1,130,292	20	$86,493	1,043,799
Improvements	529,387	7	115,732	413,655

Subtotal real estate assets	2,939,679		202,225	2,737,454

Real estate related intangible assets:
Leases in place value	1,624,052	7	355,043	1,269,009
Unamortized tenant improvement allowances	530,444	12	67,652	462,792

	2,154,496		422,695	1,731,801

	$5,094,175		$624,920	$4,469,255

Below market lease value acquired	$(769,175)	12	$(98,099)	$(671,076)

Depreciation and amortization expense was $102,850 and $306,312 for the three and nine months ended September 30, 2012, respectively. $16,145 and $48,084 in capitalized below market rents were amortized as an increase to rental income during the three and nine months ended September 30, 2012, respectively.

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

NOTE 7 - Capital Stock Activity

Dividends

No dividends were declared or paid during the three months ended September 30, 2012.

Common Stock Repurchases

In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock at prices deemed favorable in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  In December 2011, the Board of Directors approved an increase in the amount of shares available to repurchase under the plan from 64,769 shares to 250,000 shares.  This program has no expiration date.  3,067 and 56,759 shares were repurchased in the three and nine month periods ending September 30, 2012, respectively.  No shares were repurchased during the three and nine month periods ending September 30, 2011.  As of September 30, 2012, 184,867 shares remained authorized for repurchase under the program.

NOTE 8 - Net Income (Loss) Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had no common stock options or warrants outstanding at September 30, 2012 and 2011.

NOTE 9 - Stock Option Plans

On November 25, 2005, shareholders of the Company approved the 2005 Stock Option Plan making a total of 400,000 common stock options available for issuance.  The Company did not record stock-based compensation expense for the three and nine month periods ending September 30, 2012 and 2011, as no options were earned during these periods.  At September 30, 2012, the Company had no common stock options outstanding.

NOTE 10 - Related Party Transactions

The Company and its consolidated subsidiaries reimburse an affiliate, Bedminster Management Corp., for the allocated direct cost of group health insurance and office supplies.  These reimbursements were $22,350 and $62,388 for the three and nine months ended September 30, 2012, respectively and $17,825 and $59,151 in the three and nine months ended September 30, 2011, respectively.

NOTE 11 – Net Operating Loss Carryforwards

As of December 31, 2011, the Company had approximately $3.348 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International had approximately $20.68 million of NOL and $67,432 of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2012 through 2025.  The Company’s and Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2012 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

Results of Operations

The Company had a net loss of $128,061, or $.05 basic and fully diluted loss per share, for the quarter ended September 30, 2012, compared to a net loss of $130,653, or $0.05 basic and fully diluted loss per share, for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012 the Company had a net loss of $334,241, or $.12 basic and fully diluted loss per share, compared to a net loss of $474,033, or $0.17 basic and fully diluted loss per share, for the nine months ended September 30, 2011.  The decreases in the net losses were caused by a combination of:

•	the reduction of general and administrative expenses,
•	increased gross profit from the Property, which was owned for the full nine months ended September 30, 2012 but only acquired on and owned after March 31, 2011, and
•	increase in other income attributable to administrative fees paid by an unaffiliated investment partnership.

Property Revenues

The Property located at 4211 Cedar Springs Road generated $202,761 in rental income and $15,494 in expense reimbursements during the three months ended September 30, 2012, compared to $202,761 in rental income and $2,157 in expense reimbursements for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, the Property generated $607,933 in rental income and $46,282 in expense reimbursements.  During the period from March 22, 2011, when we acquired the Property, to September 30, 2011 the Property generated $426,911 in rental income and $4,803 in expense reimbursements.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

The lease rate includes an operating expense base of $187,206 annually (excluding property taxes) and a real estate tax base of $70,189.  The base year operating expenses are adjusted annually via the Cost of Living Index (COLI) and the GSA is responsible for any increases over the adjusted base year expenses.  The bulk of the $44,125 increase in expense reimbursements for the nine month period reflects the increase in property taxes which are subject to reimbursement.  Based upon 2012 actual property taxes and the operating expense base adjustment on March 1, 2012, this calculation is expected to generate an expense reimbursement of approximately $61,000 in 2012, compared to $54,028 in 2011.

Interest on Mortgage Loan

The Company recorded $4,641 and $10,531 in interest on mortgage loans receivable in the three and nine months ended September 30, 2011, respectively.  The real estate note was for a maximum term of twenty-six (26) months and was structured as an interest only, participating mortgage with no prepayment penalty.  The stated interest rate was ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.

On August 19, 2011 the mortgage was repaid in full and the lien released.

Other Revenues

For the three months ended September 30, 2012, other income increased to $8,224 from $6,977 for the three months ended September 30, 2011.  Other income increased to $55,145 for the nine months ended September 30, 2012, from $24,085 for the nine months ended September 30, 2011, caused primarily by the increase in administrative fees paid by an un-affiliated investment partnership.  These administrative fees fluctuate based on the performance of the investment partnership and; therefore, are unpredictable

Interest and dividend income increased to $1,003 for the three months ended September 30, 2012, from $261 for the three months ended September 30, 2011.  Interest and dividend income decreased to $1,003 for the nine months ended September 30, 2012, from $4,160 for the nine months ended September 30, 2011.  The fluctuations for the periods were caused primarily by the decrease in cash and cash equivalents available for investment after the acquisition of the Property and to a lesser extent by the low interest rates on 90 day U.S. Treasury Bills.

General and Administrative Expenses

General and administrative expenses were $142,817 and $439,715 in the three and nine months ended September 30, 2012, respectively, compared to $226,483 and $735,407 in the three and nine months ended September 30, 2011, respectively. The amounts represented decreases of $83,666 and $295,692 or 37% and 40%, respectively for the three and nine month periods.  Significant decreases included $50,873 in salaries and related payroll expenses, $28,000 in combined directors’ fees for both Kent and Kent International, $10,000 in audit and review fees, $20,625 in amortized NASDAQ listing fees, and $43,200 related to the 2011 increase in the accrual for post-employment obligations.  The Company also incurred approximately $13,329 in travel, consulting and due diligence expenses related to the exploration of other potential transactions during the current year to date, as compared to the approximately $77,552 in consulting, due diligence and closing expenses related to the acquisition of the Property and the exploration of other potential transactions incurred in the nine months ended September 30, 2011.

Property Expenses

Kent International incurred $196,164 in expenses related to the operations of the Property during the quarter ended September 30, 2012.  These expenses included $31,231 in property taxes and insurance and $102,850 in depreciation and amortization expense.  During the nine months ended September 30, 2012, Kent International incurred $597,980 in expenses related to the operations of the Property including $93,717 in property taxes and insurance and $306,312 in depreciation and amortization expense.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  We cannot be certain that the expenses we incur in operating the Property will not increase.  Kent International incurred $188,141 in expenses related to the operations of the Property during the quarter ended September 30, 2011 including $18,776 in property taxes and insurance and $102,850 in depreciation and amortization expense.  During the period from March 22, 2011, when we acquired the Property, to September 30, 2011, Kent International incurred $389,182 in expenses related to the operations of the Property including $39,613 in property taxes and insurance and $215,760 in depreciation and amortization expense.

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

Liquidity and Capital Resources

At September 30, 2012, the Company had cash and cash equivalents of $1,414,010.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at September 30, 2012 was approximately $1.326 million. Although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months.

Net cash of $90,752 was used in operations for the nine months ended September 30, 2012, a decrease of $367,988 from the $458,740 used in operations for the nine months ended September 30, 2011.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the decrease in our net loss together with cash flow generated by the operation of the Property.

$10,438 was generated by the net purchases and sales of marketable securities during the nine months ended September 30, 2012.  The Company utilized $4,325,000 during the nine months ending September 30, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas, Texas.  Additionally, the Company utilized $321,290 during the nine months ending September 30, 2011 to provide a first mortgage loan to a non-affiliated real estate investor secured by residential real estate.  The Company received $321,290 during the nine months ended September 30, 2011 representing the repayment of the first mortgage loan.  As of September 30, 2012, the Company had no commitments for capital expenditures.

$65,697 was utilized for the repurchase of 56,759 shares of common stock during the nine months ended September 30, 2012.  There were no cash flows from financing activities reported during the nine month period ending September 30, 2011.

Other Disclosures

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

Accordingly, based on his evaluation of our disclosure controls and procedures as of September 30, 2012, the Company’s Chief Executive and Financial Officer concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1. -   Legal Proceedings

None.

ITEM 1A.   Risk Factors

There has been no material change from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. -  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
(COMMON STOCK-AUGUST 2004 REPURCHASE PLAN) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012			-	187,934
August 1, 2012 - August 31, 2012	903	$ 1.23	903	187,031
September 1, 2012 - September 30, 2012	2,164	$ 1.21	2,164	184,867
Total	3,067	$ 1.22	3,067	184,867

(1)
In August 2004, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s common stock. In December 2011, the Board of Directors approved an increase in the amount of shares available to repurchase under the plan from 64,769 shares to 250,000 shares.  This plan has no expiration date.

ITEM 3. -  Defaults Upon Senior Securities

None.

ITEM 4. -  Mine Safety Disclosures

Not Applicable

ITEM 5. -   Other Information

None.

ITEM 6. -   Exhibits

(a)	Exhibits

	3.1	Bylaws of the Registrant, as amended. (l)

	3.2(a)	Articles of Incorporation of Registrant, as amended (including certificate of stock designation for $2.575 Cumulative Convertible Exchangeable Preferred Stock). (2)

	3.2(b)	Certificate of Amendment to Certificate of Incorporation. (3)

	3.2(c)	Certificate of Amendment to Certificate of Incorporation dated September 26, 1991. (4)

	10.1	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Paul O. Koether. (5) **

	10.2	Employment Agreement dated June 13, 2011 by and between Kent Financial Services, Inc. and Bryan P. Healey. (6) **

	10.3	Membership agreement between Kent Capital, Inc. and the Financial Industry Regulatory Authority

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance*

	101.SCH	XBRL Schema*

	101.CAL	XBRL Calculation*

	101.DEF	XBRL Definition*

	101.LAB	XBRL Label*

	101.PRE	XBRL Presentation*

(1)	Incorporated by reference to Texas American Energy Corporation Registration Statement, as amended, on Form S-l, No. 33-11109.
(2)	Incorporated by reference to Texas American Energy Corporation Form 10-K, for the fiscal year ended December 31, 1984.
(3)	Incorporated by reference to Texas American Energy Corporation Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Kent Financial Services, Inc. Form 10-Q for the quarter ended September 30, 1991.
(5)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on December 7, 2011.
(6)	Incorporated by reference to Kent Financial Services, Inc. Form 8-K filed on June 14, 2011.

*
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT FINANCIAL SERVICES, INC.

Dated: November 9, 2012	By: /s/ Bryan P. Healey
Bryan P. Healey
Chairman of the Board
(Principal Executive Officer, Principal Financial
and Accounting Officer)